Form 10-Q
period 1996-06-30
VERIFONE INC
filed 1996-08-01
CIK 820580

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________




COMMISSION FILE NUMBER 0-18376


                                    VERIFONE, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    DELAWARE                                99-0206064
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)

                THREE LAGOON DRIVE, SUITE 400, REDWOOD CITY, CA 94065
                       (Address of principal executive offices)

                                    (415) 591-6500
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---


The number of shares of the registrant's Common Stock outstanding on July 30, 1996, was 25,204,809.

                                      FORM 10-Q


                                    VERIFONE, INC.

                                        INDEX



                                                                            Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . .    1

         Condensed Consolidated Statements of Income
         for the Three Months Ended June 30, 1996 and 1995
         and for the Six Months Ended June 30, 1996 and 1995 . . . . . .    2

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1996 and 1995 . . . . . . . .    3

         Notes to Condensed Consolidated
         Financial Statements . . . . . . . . . . . . . . . . . . . . .     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . .     6



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .   15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    16

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

Exhibit 11.1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    VERIFONE, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)



                                                      June 30,     December 31,
                                                       1996           1995
                                                      ------         ------
                                                  (unaudited) (see note below)

Assets
Current assets:
       Cash and cash equivalents                     $47,601          $72,882
       Short-term investments                         57,854            9,939
       Accounts receivable, net                      100,710           96,419
       Net investment in sales-type leases            11,580           10,487
       Inventories                                    66,918           76,611
       Deferred income taxes                          18,750           16,827
       Prepaid expenses and other current assets       8,995            7,158
                                                      ------           ------
            Total current assets                     312,408          290,323

Net investment in sales-type leases                 16,985           15,360
Property and equipment, at cost                      108,564           97,652
       Less accumulated depreciation
            and amortization                         (52,033)         (46,710)
                                                      ------           ------
       Net property and equipment                     56,531           50,942
Other assets, net                                     70,039           22,891
                                                      ------           ------
                                                    $455,963         $379,516
                                                      ------           ------
                                                      ------           ------
Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                              $29,179          $20,693
       Accrued compensation                           12,112           11,072
       Other accrued liabilities                      23,700           18,805
       Income taxes payable                           14,618           12,910
       Deferred revenue                                5,399            5,275
       Long-term debt                                 12,910           10,569
                                                      ------           ------
            Total current liabilities                 97,918           79,324

Long-term debt                                         1,132            2,205
Deferred income taxes                                 51,437           33,602
Stockholders' equity                                 305,476          264,385
                                                      ------           ------
                                                    $455,963         $379,516
                                                      ------           ------
                                                      ------           ------


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              See notes to condensed consolidated financial statements.

                                    VERIFONE, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited, dollars in thousands,
                                except per share data)



                                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------            -------------------------
                                                                 1996           1995                   1996           1995
                                                                ------         ------                 ------         ------

Net revenues                                                  $124,959        $94,850               $227,886       $175,006
Costs and expenses:
       Cost of revenues                                         66,661         48,626                121,029         89,859
       Research and development                                 14,004         11,109                 26,577         21,942
       Selling, general and administrative                      29,210         23,127                 56,344         44,362
                                                               -------        -------                -------        -------
            Total costs and expenses                           109,875         82,862                203,950        156,163

Income from operations                                          15,084         11,988                 23,936         18,843
Interest income, net                                               750            391                  1,359            887
                                                               -------        -------                -------        -------

Income before income taxes                                      15,834         12,379                 25,295         19,730
Provision for income taxes                                       4,591          3,590                  7,335          5,722
                                                               -------        -------                -------        -------

NET INCOME                                                    $ 11,243        $ 8,789               $ 17,960       $ 14,008
                                                               -------        -------                -------        -------
                                                               -------        -------                -------        -------



NET INCOME PER SHARE                                           $  0.43        $  0.36                $  0.69        $  0.58
                                                               -------        -------                -------        -------
                                                               -------        -------                -------        -------



Common and common equivalent shares used in
       computing per share amounts                              26,322         24,173                 26,180         24,281
                                                               -------        -------                -------        -------
                                                               -------        -------                -------        -------



             See notes to condensed consolidated financial statements.




The Company has reclassified certain prior-year balances to conform with current-year presentation.


                                        2


                                  VERIFONE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)
                   Increase (decrease) in cash and cash equivalents



                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------
                                                                            1996                    1995
                                                                           ------                  ------
Cash flows from operating activities:
       Net income                                                        $17,960                 $14,008
       Adjustments to reconcile net income to net cash
       provided by operating activities:
            Depreciation and amortization                                 10,383                   9,588
            Deferred income taxes                                         (1,929)                    (22)
            Net decrease (increase) in receivables,
              inventories and prepaid  expenses                              847                 (28,838)
            Net increase in payables, accruals
              and other current liabilities                               16,253                   6,352
            Other, net                                                      (442)                    311
                                                                             ---                     ---

       Net cash provided by operating activities                          43,072                   1,399
                                                                          ------                   -----

Cash flows from investing activities:
       Capital expenditures                                              (13,853)                (11,645)
       Acquisition of other assets                                        (3,992)                 (1,726)
       Available-for-sale investments:
            Purchases                                                    (56,242)                (10,542)
            Maturities                                                     8,327                  29,574
       Held-to-maturity investments:
            Maturities                                                     -----                   7,885
                                                                          ------                   -----

       Net cash (used for) provided by investing activities              (65,760)                 13,546
                                                                          ------                  ------

Cash flows from financing activities:
       Proceeds of long-term debt                                          3,932                   1,283
       Payments of long-term debt                                         (2,664)                 (9,536)
       Proceeds from issuance of common stock                             12,997                   4,174
       Purchase of treasury stock                                        (16,858)                (14,543)
                                                                          ------                  ------

       Net cash used for financing activities                             (2,593)                (18,622)
                                                                           -----                  ------

Net decrease in cash and cash equivalents                                (25,281)                 (3,677)
Cash and cash equivalents at beginning of period                          72,882                  43,831
                                                                          ------                  ------
Cash and cash equivalents at end of period                               $47,601                 $40,154
                                                                          ------                  ------
                                                                          ------                  ------

              See notes to condensed consolidated financial statements.

The Company has reclassified certain prior-year balances to conform with current-year presentation.

                                    VERIFONE, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)



INTERIM FINANCIAL STATEMENTS

The interim financial information furnished is unaudited. In the opinion of management, financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered. The interim results are not necessarily indicative of the results to be expected for the entire year.

This financial information should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 filed with the Company's Annual Report on Form 10-K.


INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of (in thousands):

                                            June 30,      December 31,
                                              1996           1995
                                              ----           ----

Raw materials                               $38,493        $39,183
Work in process                               7,074          6,369
Finished goods                               21,351         31,059
                                            -------        -------
                                            $66,918        $76,611
                                            -------        -------
                                            -------        -------


BUSINESS COMBINATION

In November 1995, the Company merged with Enterprise Integration Technologies Corporation ("EIT") and TimeCorp Systems, Inc. ("TimeCorp"). EIT and TimeCorp outstanding stock was exchanged for Common Stock of VeriFone at rates of approximately 0.77 and 0.15 VeriFone share for each share of outstanding EIT and TimeCorp stock, respectively. A total of 1,188,757 shares of VeriFone's Common Stock were issued in connection with the mergers. The mergers were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements and notes to consolidated financial statements have been restated to include the results of EIT and TimeCorp.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with a maturity from date of purchase of 90 days or less. Short-term investments consist of high-quality money market instruments with original maturities greater than 90 days. Marketable investments include $13,427,000 and $57,344,000 of cash equivalents, and $57,854,000 and $9,939,000 of short-term investments at June 30, 1996 and December 31, 1995, respectively.


Available-for-sale securities are carried at fair market value with unrealized gains or losses, net of tax, included in the Stockholder's Equity section of the Balance Sheet. The Company had an unrealized loss of $129,000 and an unrealized gain of $33,000, net of tax, on its available-for-sale securities at June 30, 1996 and December 31, 1995, respectively.


OTHER ASSETS

Included in other assets is an investment in available-for-sale securities carried at fair market value with unrealized gains or losses, net of tax, included in the Stockholder's Equity section of the Balance Sheet. The Company had an unrealized gain of $27,435,000, net of tax, on its available-for-sale securities at June 30, 1996.


RECLASSIFICATION

The Company has reclassified certain prior-year balances to conform with current-year presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references herein to the "Company" mean VeriFone, Inc. and its consolidated subsidiaries.

In November 1995, the Company merged with Enterprise Integration Technologies Corporation ("EIT") and TimeCorp Systems, Inc. ("TimeCorp"). The mergers have been accounted for as poolings of interest, and accordingly, the financial results for all periods have been restated to include the results of EIT and TimeCorp.

Forward-looking statements in this Management's Discussion and Analysis -- including statements regarding international markets; gross margins; research and development expenses; selling, general and administrative expenses; liquidity and cash needs; and the Company's plans and strategies -- are all based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements, including the factors set forth below under the heading "Factors That May Affect Future Results" (which are also discussed in the Company's Annual Report on Form 10-K for 1995). The Company cautions investors that its business is subject to significant risks and uncertainties.

The Company's net revenues during the second quarter of 1996 increased 31.7% to $125.0 million, from $94.9 million during the second quarter of 1995. The Company's net revenues in the first six months of 1996 increased 30.2% to $227.9 million, from $175.0 million in the same period in 1995.

UNITED STATES OPERATIONS -- The following table sets forth, by market, revenues from sales in the United States for the second quarter and first six months of 1996 and 1995, and the percentage change year-over-year:


                                                   Revenues
                                              Second Quarter of:
                                                (IN MILLIONS)            Percentage
                                              1996           1995           Change
                                              ----           ----           ------
Financial retail                            $51.8          $41.1            26.0%
Petroleum/convenience-store                  12.8            8.5            50.6
Multi-lane retail                             6.3            6.4            (1.6)
Healthcare and Government                     2.1            1.9            10.5
Other                                         2.5            2.2            13.6
                                             -----          -----           -----
         United States net revenues         $75.5          $60.1            25.6%
                                             -----          -----           -----
                                             -----          -----           -----


                                                   Revenues
                                                Six Months of:
                                                (IN MILLIONS)            Percentage
                                              1996           1995           Change
                                              ----           ----          ------


Financial retail                            $96.2          $79.9            20.4%
Petroleum/convenience-store                  20.5           13.5            51.9
Multi-lane retail                            14.7           13.5             8.9
Healthcare and Government                     3.4            3.1             9.7
Other                                         5.7            4.4            29.5
                                             -----          -----           -----
         United States net revenues        $140.5         $114.4            22.8%
                                             -----          -----           -----
                                             -----          -----           -----


The increase in revenues from sales in the United States during the second quarter and first six months of 1996 was due primarily to increased sales in the financial retail market and petroleum/convenience-store market.

Revenue from the financial retail market as a percentage of total United States revenue was relatively flat during the second quarter and first six months of 1996 when compared to the same periods in 1995. Revenue growth in the financial retail market during the second quarter and first six months of 1996 was due primarily to continued acceptance of credit and debit card transaction systems.

Revenue growth in the petroleum/convenience-store market during the second quarter and first six months of 1996 was due primarily to demand for Ruby SuperSystems and OMNI 490 terminals by major oil companies, independent service stations, and convenience-store chains.

Revenue from the government/healthcare market during the first six months of 1996, compared to the first six months of 1995, was relatively stable. Revenue from the government/healthcare market in the second quarter of 1996 was due primarily to shipments of Emerald SuperSystems for the expansion of the Arkansas Medicaid program and Southeastern Pennsylvania Transit Authority.

Revenue from the multi-lane retail market was relatively flat in the second quarter of 1996 while increasing in the first six months of 1996, compared to the same periods in 1995, due primarily to sales of the Company's OMNI 490 system to supermarket chains and mass merchandisers.

INTERNATIONAL OPERATIONS -- The following table sets forth, by geographic region, revenues from sales outside the United States for the second quarter and first six months of 1996 and 1995, and the percentage change year-over-year:

                                                   Revenues
                                              Second Quarter of:
                                                (IN MILLIONS)            Percentage
                                              1996           1995           Change
                                              ----           ----          ------
         Europe, Middle East, Africa         $15.3          $18.0           (15.0)%
         Americas                             14.6            7.5            94.7
         Asia-Pacific                         19.6            9.3           110.8
                                             -----          -----           -----
              International net revenues     $49.5          $34.8            42.2%
                                             -----          -----           -----
                                             -----          -----           -----


                                                   Revenues
                                                Six Months of:
                                                (IN MILLIONS)            Percentage
                                              1996           1995           Change
                                              ----           ----          ------

         Europe, Middle East, Africa         $30.1          $28.4             6.0%
         Americas                             26.0           15.7            65.6
         Asia-Pacific                         31.3           16.5            89.7
                                             -----          -----           -----
              International net revenues     $87.4          $60.6            44.2%
                                             -----          -----           -----
                                             -----          -----           -----

The increase in revenues from sales outside the United States during the second quarter of 1996 was driven by worldwide demand for electronic payments, the expansion of chip-card opportunities, and the continued development of new country markets. In the second quarter of 1996, sales outside the United States represented 39.7% of net revenues, compared with 36.6% of net revenues in the same period of 1995. For the first six months of 1996, sales outside the United States represented 38.4% of the Company's net revenues, compared with 34.6% of net revenues in the same period of 1995.

Growth in international sales during the second quarter and first six months of 1996 occurred in the Asia-Pacific region and Americas region. Growth in the Asia-Pacific region was due primarily to sales in the People's Republic of China, Japan and Australia. Growth in the Americas region was due primarily to sales in Canada, Mexico and Argentina. Sales in the

Europe, Middle East and Africa region declined in the second quarter of 1996 due primarily to lower demand in Germany and Italy.

The Company plans to continue to expand its global infrastructure with the aim of increasing market share in established country markets, as well as opening new country markets. Achievement of these plans is subject to various risks, as discussed below under "Factors That May Affect Future Results."

International growth has increased the Company's exposure to the effects of foreign currency fluctuations. The Company engages in a foreign currency management program that is intended to minimize the effects of these fluctuations. This program includes the use of foreign exchange contracts to hedge its intercompany balances. The gains and losses on these contracts were immaterial as the majority of the Company's sales are denominated in U.S. dollars.

PRODUCT ANALYSIS -- The following table sets forth, by product type, net revenues for the second quarter and first six months of 1996 and 1995, and the percentage change year-over-year:

                                                 Net Revenues
                                              Second Quarter of:
                                                (IN MILLIONS)             Percentage
                                              1996           1995           Change
                                              ----           ----          ------
High-Functionality Systems                   $50.1          $39.3            27.5%
Related Products (such as Printers
   and PIN Pads)                              35.5           29.7            19.5
Fully Integrated Systems                      13.1            7.5            74.7
Basic Terminals                                4.9            4.6             6.5
Other                                         21.4           13.8            55.1
                                             -----          -----           -----
                                            $125.0          $94.9            31.7%
                                             -----          -----           -----
                                             -----          -----           -----


                                                 Net Revenues
                                                Six Months of:
                                                (IN MILLIONS)             Percentage
                                              1996           1995           Change
                                              ----           ----           ------
High-Functionality Systems                   $92.8          $72.4            28.2%
Related Products (such as Printers
    and PIN Pads)                             63.2           52.9            19.5
Fully Integrated Systems                      22.8           12.4            83.9
Basic Terminals                                9.1            9.7            (6.2)
Other                                         40.0           27.6            44.9
                                             -----          -----           -----
                                            $227.9         $175.0            30.2%
                                             -----          -----           -----
                                             -----          -----           -----

The increase in net revenues in the second quarter and first six months of 1996 was due to a number of factors, including among them a shift in product mix from basic terminals to high-functionality systems and fully integrated systems (such as the OMNI 490 and the Ruby Super-System), and increased demand for related products (such as printers and PIN pads). The increase in high-functionality systems and related products was due primarily to increased demand for complete transaction automation systems (which include related products), increased demand for stand-alone printers for integration with other systems, and growth in the international markets and in the United States multi-lane retail and petroleum/convenience-store markets, which have a greater demand for high-functionality systems and fully integrated products.

Unit shipments of products, other than related products, increased 28.2% with 250,000 units shipped in the second quarter of 1996, compared with 195,000 units shipped in the second quarter of 1995. Unit shipments of products, other than related products, increased 26.8% to 464,000 in the first six months of 1996, compared with 366,000 in the first six months of 1995.

GROSS MARGINS (NET REVENUES LESS COST OF REVENUES) -- Gross margins were
46.7% and 48.7% in the second quarter of 1996 and 1995, respectively.
Gross margins for the first six months of 1996 and 1995 were 46.9% and 48.7%, respectively. The decrease in gross margins was due primarily to shifts in the Company's business and product mix, including a shift toward higher volumes of lower margin-related products (such as printers and PIN pads). Factors affecting gross margins during the first six months of 1996 also included a higher proportion of sales to international markets, which tend to have lower gross margins due to competitive pricing pressures.

The Company currently expects its gross margins to continue to be affected by changes in business segment mix, product mix, competition and other factors.

R&D EXPENSES -- Research and development (R&D) expenses increased 26.1% in the second quarter of 1996 over the same period in 1995, and represented 11.2% of net revenues in the second quarter of 1996, compared with 11.7% of net revenues for the same period in 1995. R&D expenses represented 11.7% and 12.5% of net revenues for the first six months of 1996 and 1995, respectively. The increase in R&D expenses was due to a number of factors, including among them investments in product development for the Company's core products, and the development of new system platforms in the Internet commerce and chip-card markets.

The Company expects that, in the long term, R&D expenses will continue to increase in absolute dollars but may decline as a percentage of net revenues. The Company expects that, in the short-term, R&D expenses may increase both in absolute dollars and as a percentage of net revenues as the Company invests in R&D for new markets such as Internet commerce. In this regard, the Company currently plans to spend an additional $2 million in operating expenses in the third quarter of 1996 for its Internet commerce division (above the Company's previously planned spending levels), a significant portion of which will be for R&D expenses.

SG&A EXPENSES -- Selling, general and administrative (SG&A) expenses increased 26.3% in the second quarter of 1996 over the same period in 1995, and represented 23.4% of net revenues in the second quarter of 1996, compared with 24.4% of net revenues for the same period in 1995. SG&A expenses represented 24.7% and 25.3% of net revenues for the six months of 1996 and 1995, respectively.

The Company currently expects to make additional investments in sales and marketing to further develop established international markets, introduce products to new international markets, and to develop additional vertical markets and distribution channels on a global basis. (Achievement of these plans is subject to various risks, as discussed below under "Factors That May Affect Future Results.") Accordingly, the Company currently expects that its SG&A expenses will continue to increase in absolute dollars. However, the Company also expects that its SG&A expenses may decline as a percentage of net revenues in the future.

INTEREST INCOME AND OTHER, NET -- Net interest income for the second quarter of 1996 was $0.8 million compared with $0.4 million for the same period in 1995. Net interest income was $1.4 million and $0.9 million for the first six months of 1996 and 1995, respectively. The increase in interest income for the second quarter and first six months of 1996 was due primarily to higher investment balances.

TAX RATE -- The Company's combined federal, state and foreign effective income tax rate was 29.0% for both the second quarter of 1996 and 1995. The combined tax rate differs from the federal statutory rate primarily because the Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries, which the Company intends to permanently reinvest in those operations.

NET INCOME -- In the second quarter of 1996, net income increased 27.9% over the same period in 1995. For the first six months of 1996, net income increased 28.2% over the same period in 1995. Earnings per share increased 19.4% to $0.43 in the second quarter of 1996, compared with $0.36 in the second quarter of 1995. Earnings per share were $0.69 and $0.58 for the first six months of 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short-term investments at June 30, 1996 increased to $105.5 million from $82.8 million at December 31, 1995. The Company experienced positive cash flow from operations of $43.1 million during the first six months of 1996 as a result of net income, an increase in trade payables and other accrued liabilities, and depreciation and amortization. The Company used $65.8 million for investing in the first six months of 1996, which included an increase in investments of $47.9 million, as well as the purchase of fixed assets for operations and the construction of the new manufacturing facility in Kunshan, People's Republic of China. The Company used $2.6 million for financing activities during the first six months of 1996, which included the repurchase of shares partially offset by proceeds from issuance of shares.

At June 30, 1996, the Company's principal sources of liquidity included
$105.5 million in cash, cash equivalents, and short-term investments;
$30.0 million available under an unsecured bank line of credit, expiring in April 1997; and $5.0 million available under a bank line of credit for foreign exchange transactions, expiring in January 1997. At June 30, 1996, no borrowings were outstanding under the $30.0 million line of credit, and $1.5 million was outstanding under the $5.0 million line of credit. In connection with the activities of VeriFone Finance, the Company also has non-recourse notes payable to a financing company due in monthly installments, with interest rates ranging from 7.93% to 9.32%. These notes mature at various dates through June 1998 and are secured by all rights to certain leases, including a security interest in equipment under certain lease agreements and future minimum lease payments. At June 30, 1996, the Company had $2.2 million outstanding under these notes. The Company also has a $12.0 million unsecured line of credit for foreign exchange transactions that expires in May 1997. At June 30, 1996, $9.2 million was outstanding under this line of credit. In addition, at June 30, 1996, the Company had obligations under capital leases of $1.2 million.

Inventories at June 30, 1996 decreased to $66.9 million, compared with $76.6 million at December 31, 1995. This decline was due primarily to inventory management programs.

Net trade accounts receivable at June 30, 1996 increased to $100.7 million from $96.4 million at December 31, 1995. Days sales outstanding were 73 days at June 30, 1996, compared with 79 days at December 31, 1995.

During the first six months of 1996, the Company repurchased 355,200 shares of outstanding Common Stock in the open market for an aggregate purchase price of $16.9 million. In accordance with the Company's stock repurchase program, these shares were used primarily for issuance under the Company's employee stock purchase plan and stock option plans. The Company is authorized to repurchase up to 1.5 million additional shares, for a purchase price of up to $67.5 million, during the third and fourth quarters of 1996.

The Company currently expects to have significant cash needs during 1996 and 1997 in connection with various events, including the development of new products, repurchase of shares, and possible acquisitions. However, the Company currently believes that the liquidity provided by its ongoing operations, existing cash, cash equivalents, and short-term investments, as well as the borrowing arrangements described above, will be sufficient to meet its projected cash needs.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly operating results -- including revenues; gross margins; research and development expenses; selling, general and administrative expenses; and net income -- are subject to various risks and uncertainties, including risks and uncertainties related to the composition, timing and size of orders from and shipments to major customers; variations in product mix and the mix between leases and sales; variations in product cost; infrastructure costs; obsolescence of inventory; competitive pressures; and other factors discussed below. Accordingly, the Company's operating results may vary materially from quarter to quarter.

One of the more significant risks potentially affecting the Company's operating results is that a substantial portion of the Company's net revenues in each quarter generally results from shipments during the latter part of the quarter. Because the Company establishes its operating expense level based on expected revenue, if anticipated shipments in any quarter do not occur as expected, net profits may be adversely affected. For these and other reasons, the Company may not learn of shortfalls in revenues, earnings or other financial results relative to the expectations of securities analysts until late in a quarter.
Any such shortfall could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

The Company has recently entered new markets, including the internet commerce market and the labor management software market, primarily through the acquisition of other businesses. The Company does not expect that the net revenues or profits from these new markets and businesses will be material in the near term. At present, in addition to being relatively small, these new markets are undeveloped and rapidly changing. If the markets do not develop as expected by the Company, or the Company's strategies for these markets are unsuccessful, or the Company fails to successfully and timely develop and introduce products suitable for these markets, the Company may be adversely affected.

The Company may make additional acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired businesses into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. Future acquisitions by the Company could also result in substantial cash expenditures, potentially dilutive issuance of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company and its future operating results.

In general, as discussed above (under "Results of Operations"), the Company's future results are dependent on its ability to successfully develop, manufacture and market products for customers worldwide. In this regard, the Company's future growth is very dependent on the Company's ability to successfully and timely enhance existing products, develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants in order to facilitate product development and distribution, and certify its existing and new products with service providers, telephone companies and others. The failure to achieve these and other objectives could limit future growth and have an adverse effect on the Company and its future operating results. On a related note, the pressure to develop and enhance products, and to establish and expand markets, may cause the Company's research and development expenses and selling, general and administrative expenses to increase substantially, which could also have an adverse effect on the Company and its future operating results.

As discussed above (under "Results of Operations -- International Operations"), international operations, including sales and manufacturing, is an increasingly important contributor to the Company's overall operations. As a result, operating results are increasingly affected by the risks of such activities, including fluctuations in currency exchange rates, changes in international regulatory requirements, international staffing and employment issues, tariffs and other trade barriers, import and export controls, the burden of complying with foreign laws, and political and economic instability. The Company's manufacturing facilities, which are located in Taiwan and the People's
Republic of China, are subject to particular risks relating to political developments and trade barriers. The inability to effectively manage these and other risks could adversely affect the Company and its future operating results.

Most of the Company's products are used to process payment transactions, and thus, the security features of the products are important. In general, the Company's products are designed to comply with industry practices relating to security in payment transactions. However, no security feature, whether or not an industry practice, is infallible. In the event of a significant breach of the security features in the Company's products, the Company and its future operating results could be adversely affected.

The Company is currently dependent on single suppliers for certain product components, including mask-programmed microcontrollers, various printer mechanisms, display devices and certain magnetic parts. The failure of any such supplier to meet its obligations could result in significant manufacturing delays that could adversely affect the Company and its future operating results.

The Company's manufacturing and distribution facilities, as well as a portion of the Company's research and development, sales and administrative functions, are located near major earthquake faults. In the event of a major earthquake, the Company and its future operating results could be adversely affected.

The Company's operations are also subject to laws, regulations, governmental policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for the Company's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on the Company and its future operating results.


In recent years, the stock market in general, and the market for technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The 1996 annual meeting of the Company's stockholders was held on May 10, 1996.

    (b) Management's nominees to the Board of Directors for Class III Directors were elected. Following the 1996 annual meeting, the Board of Directors consisted of:

                                            CLASS     TERM EXPIRES
                                            -----     ------------
         H. H. Haight IV                     II            1998
         J. Robert Harcharik                 II            1998
         William N. Melton                   II            1998
         Thomas E. Peterson                 III            1999
         John R. C. Porter                    I            1997
         A. Michael Spence                    I            1997
         Hatim A. Tyabji                    III            1999
         R. Elton White                     III            1999

         Mr. Melton resigned as a director effective July 19, 1996.

    (c) Management's nominees to the Board of Directors for Class III Directors were elected by the following vote: For all nominees 22,595,917; Withheld authority for all nominees 104,503; Other 5,682.

         The amendment and restatement of the Company's Non-Employee Director Stock Option Plan was approved by the following vote: For 18,627,682; Against 3,895,833; Abstain 181,887; No vote 700.

         The amendment and restatement of the Company's Incentive Stock Option Plan and 1987 Supplemental Stock Option Plan was approved by the following vote: For 17,087,082; Against 5,440,048; Abstain 178,972; No vote 0.

         The ratification of the selection of Ernst & Young as the Company's independent auditors for 1996 was approved by the following vote: For 22,539,779; Against 56,320; Abstain 110,003; No vote 0.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Exhibit 11.1 - Statement of Computation of Earnings per Share

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VERIFONE, INC.
                                       (Registrant)



                                        By: /S/JOSEPH M. ZAELIT
                                            --------------------
                                            Joseph M. Zaelit
                                            Senior Vice President, Finance and
                                            Administration, and Chief Financial
                                            Officer (Authorized Officer and
                                            Principal Financial Officer)



Date:  July 30, 1996