Form 10-Q
period 1996-09-30
VERIFONE INC
filed 1996-11-07
CIK 820580

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1996 or

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


The number of shares of the registrant's Common Stock outstanding on October 31, 1996, was 24,446,732.

                                    FORM 10-Q

                                 VERIFONE, INC.

                                      INDEX



                                                                            Page
                                                                          Number

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 1996 and December 31, 1995 . . . . . . . . . . . .   1

            Condensed Consolidated Statements of Income
            for the Three Months Ended September 30, 1996 and 1995
            and for the Nine Months Ended September 30, 1996 and 1995. . . .   2

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1996
            and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

            Notes to Condensed Consolidated
            Financial Statements . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . . .   6



PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  15

Signature    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Exhibit 11.1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                 VERIFONE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                  September 30,   December 31,
                                                      1996            1995
                                                   (unaudited)  (see note below)

Assets
Current assets:
     Cash and cash equivalents                      $ 43,109        $ 72,882
     Short-term investments                           29,106           9,939
     Accounts receivable, net                        112,573          96,419
     Net investment in sales-type leases              11,675          10,487
     Inventories                                      67,317          76,611
     Deferred income taxes                            18,715          16,827
     Prepaid expenses and other current assets         9,772           7,158
                                                    --------        --------
          Total current assets                       292,267         290,323

Net investment in sales-type leases                   18,483          15,360
Property and equipment, at cost                      114,876          97,652
     Less accumulated depreciation
          and amortization                           (54,956)        (46,710)
                                                    --------        --------
     Net property and equipment                       59,920          50,942
Other assets, net                                     52,006          22,891
                                                    --------        --------
                                                    $422,676        $379,516
                                                    --------        --------
                                                    --------        --------
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                               $ 29,025        $ 20,693
     Accrued compensation                             12,615          11,072
     Other accrued liabilities                        23,283          18,805
     Income taxes payable                             14,609          12,910
     Deferred revenue                                  6,379           5,275
     Long-term debt                                   15,112          10,569
                                                    --------        --------
          Total current liabilities                  101,023          79,324

Long-term debt                                           774           2,205
Deferred income taxes                                 42,759          33,602
Stockholders' equity                                 278,120         264,385
                                                    --------        --------
                                                    $422,676        $379,516
                                                    --------        --------
                                                    --------        --------


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

                                 VERIFONE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands,
                             except per share data)



                                                  THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------         -------------------------------
                                                      1996                1995                1996                1995
                                                    --------            --------            --------            --------

Net revenues                                        $120,897            $102,742            $348,783            $277,748
Costs and expenses:
     Cost of revenues                                 65,928              54,011             186,957             143,870
     Research and development                         13,070              11,467              38,477              33,409
     Selling, general and administrative              27,007              26,238              84,521              70,600
                                                      ------              ------              ------              ------
          Total costs and expenses                   106,005              91,716             309,955             247,879

Income from operations                                14,892              11,026              38,828              29,869
Interest income, net                                     578               2,060               1,937               2,947
                                                      ------              ------              ------              ------
Income before income taxes                            15,470              13,086              40,765              32,816
Provision for income taxes                             4,487               3,795              11,822               9,517
                                                      ------              ------              ------              ------
NET INCOME                                          $ 10,983            $  9,291            $ 28,943            $ 23,299
                                                      ------              ------              ------              ------
                                                      ------              ------              ------              ------

NET INCOME PER SHARE                                $   0.42            $   0.38             $  1.11             $  0.96
                                                      ------              ------              ------              ------


Common and common equivalent shares used in
     computing per share amounts                      26,073              24,423              26,145              24,328
                                                      ------              ------              ------              ------


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

                                 VERIFONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)
                Increase (decrease) in cash and cash equivalents


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                           1996           1995
                                                         --------       --------

Cash flows from operating activities:
     Net income                                          $ 28,943      $ 23,299
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                    16,272        14,358
          Deferred income taxes                            (1,755)          108
          Net increase in receivables,
               inventories and prepaid expenses           (13,785)      (39,153)
          Net increase in payables, accruals
               and other current liabilities               17,156         5,933
          Other, net                                         (337)          255
                                                         --------      --------

     Net cash provided by operating activities             46,494         4,800
                                                         --------      --------

Cash flows from investing activities:
     Capital expenditures                                 (21,706)      (17,406)
     Acquisition of other assets                           (9,659)       (6,709)
     Available-for-sale investments:
          Purchases                                       (58,151)      (13,919)
          Maturities                                       38,804        36,311
     Held-to-maturity investments:
          Maturities                                        ---          10,785
                                                         --------      --------

     Net cash (used for) provided by investing
          activities                                      (50,712)        9,062
                                                         --------      --------

Cash flows from financing activities:
     Proceeds of long-term debt                             7,115         1,793
     Payments of long-term debt                            (4,003)      (10,584)
     Proceeds from issuance of Common Stock                18,881         8,186
     Purchase of treasury stock                           (47,548)      (14,543)
                                                         --------      --------

     Net cash used for financing activities               (25,555)      (15,148)
                                                         --------      --------

Net decrease in cash and cash equivalents                 (29,773)       (1,286)
Cash and cash equivalents at beginning of period           72,882        43,831
                                                         --------      --------

Cash and cash equivalents at end of period               $ 43,109      $ 42,545
                                                         --------      --------
                                                         --------      --------

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


INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of (in thousands):

                                   September 30,       December 31,
                                       1996                1995
                                      ------              ------

Raw materials                         $37,158             $39,183
Work in process                         4,959               6,369
Finished goods                         25,200              31,059

                                       ------              ------
                                      $67,317             $76,611
                                       ------              ------
                                       ------              ------

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

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with a maturity from date of purchase of 90 days or less. Short-term investments consist of high-quality money market instruments with original maturities greater than 90 days. Marketable investments include $954,000 and $57,344,000 of cash equivalents, and $29,106,000 and $9,939,000 of short-term investments at September 30, 1996 and December 31, 1995, respectively.

Available-for-sale securities are carried at fair market value with unrealized gains or losses, net of tax, included in the Stockholders' Equity section of the Balance Sheet. The Company had an unrealized loss of $88,000 and an unrealized gain of $33,000, net of tax, on its available-for-sale securities at September 30, 1996 and December 31, 1995, respectively.


OTHER ASSETS

Included in other assets is an investment in available-for-sale securities carried at fair market value with unrealized gains or losses, net of tax, included in the Stockholders' Equity section of the Balance Sheet. The Company had an unrealized gain of $13,904,000, net of tax, on its available-for-sale securities at September 30, 1996.


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

The Company's net revenues during the third quarter of 1996 increased 17.7% to $120.9 million, from $102.7 million during the third quarter of 1995. The Company's net revenues in the first nine months of 1996 increased 25.6% to $348.8 million, from $277.7 million in the same period in 1995.


UNITED STATES OPERATIONS -- The following table sets forth, by market, revenues from sales in the United States for the third quarter and first nine months of 1996 and 1995, and the percentage change year-over-year:

                                             Revenues
                                         Third Quarter of:
                                           (IN MILLIONS)
                                        -------------------        Percentage
                                        1996           1995          Change
                                        ----           ----          ------

Financial retail                        $47.5          $44.5            6.7%
Petroleum/convenience-store              11.0            8.1           35.8
Healthcare and Government                 5.0            4.0           25.0
Multi-lane *                              8.1            8.4           (3.6)
Other                                     1.7           (0.4)         525.0
                                        -----          -----          -----
     United States net revenues         $73.3          $64.6           13.5%
                                        -----          -----          -----
                                        -----          -----          -----

                                             Revenues
                                          Nine Months of:
                                           (IN MILLIONS)
                                        -------------------        Percentage
                                        1996           1995          Change
                                        ----           ----          ------

Financial retail                       $143.7         $124.4           15.5%
Petroleum/convenience-store              31.5           21.6           45.8
Healthcare and Government                 8.4            7.1           18.3
Multi-lane *                             27.4           26.5            3.4
Other                                     2.7           (0.6)         550.0
                                        -----          -----          -----
     United States net revenues        $213.7         $179.0           19.4%
                                       ------         ------          -----
                                       ------         ------          -----

     * The multi-lane retail figures above have been restated year-to-date to reflect the combination of multi-lane retail and labor management systems.


The increase in revenues from sales in the United States during the third quarter and first nine months of 1996 was due primarily to increased sales in the financial retail market and petroleum/convenience-store market.

Revenue from the financial retail market as a percentage of total United States revenue declined during the third quarter and first nine months of 1996 when compared to the same periods in 1995. Revenue growth (in absolute dollars) in the financial retail market during the third quarter and first nine months of 1996 was due primarily to continued acceptance of credit and debit card transaction systems.

Revenue growth in the petroleum/convenience-store market during the third quarter and first nine months of 1996 was due primarily to demand for Ruby SuperSystems and OMNI 490 terminals by distributor organizations -- which place products in independent service stations, major oil companies, and convenience-store chains.

Revenue from the healthcare and government market as a percentage of total United States revenue was relatively stable during the third quarter and first nine months of 1996 when compared to the same periods in 1995. Revenue in the third quarter of 1996 was due primarily to the strength of electronic benefits transfer programs in Oklahoma, Illinois, and Kansas.

Revenue from the multi-lane market declined during the third quarter of 1996 and remained relatively stable for the first nine months of 1996 when compared to the same period in 1995. These results were due primarily to lower demand for the Company's OMNI 490 system by supermarket chains and mass merchandisers, partially offset by an increase in labor management system sales. Revenue from the multi-lane retail market was $4.7 million and $7.4 million for the third quarter of 1996 and 1995, respectively, and $19.4 million and $20.9 million for the first nine months of 1996 and 1995, respectively. Revenue from labor management systems was $3.4 million and $1.0 million for the third quarter of 1996 and 1995, respectively, and $8.0 million and $5.6 million for the first nine months of 1996 and 1995, respectively.


INTERNATIONAL OPERATIONS -- The following table sets forth, by geographic region, revenues from sales outside the United States for the third quarter and first nine months of 1996 and 1995, and the percentage change year-over-year:


                                             Revenues
                                         Third Quarter of:
                                           (IN MILLIONS)
                                        -------------------         Percentage
                                        1996           1995           Change
                                        ----           ----           ------

     Europe, Middle East, Africa        $20.4          $13.3           53.4%
     Asia-Pacific                        16.8           10.6           58.5
     Americas                            10.4           14.2          (26.8)
                                        -----          -----          -----
          International net revenues    $47.6          $38.1           24.9%
                                        -----          -----          -----
                                        -----          -----          -----

                                             Revenues
                                          Nine Months of:
                                           (IN MILLIONS)
                                        -------------------        Percentage
                                        1996           1995          Change
                                        ----           ----          ------

     Europe, Middle East, Africa        $50.5          $41.8           20.8%
     Asia-Pacific                        48.1           27.0           78.1
     Americas                            36.5           29.9           22.1
                                        -----          -----          -----
          International net revenues   $135.1          $98.7           36.9%
                                       ------          -----          -----
                                       ------          -----          -----


The increase in revenues from sales outside the United States during the third quarter of 1996 was driven by worldwide demand for electronic payments, the expansion of chip-card opportunities, and the continued development of new country markets. In the third quarter of 1996, sales outside the

United States represented 39.4% of net revenues, compared with 37.1% of net revenues in the same period of 1995. For the first nine months of 1996, sales outside the United States represented 38.7% of the Company's net revenues, compared with 35.5% of net revenues in the same period of 1995.

Growth in international sales during the third quarter and first nine months of 1996 occurred in the Europe, Middle East, and Africa region and in the Asia-Pacific region. Growth in the Europe, Middle East and Africa region was primarily due to sales in Netherlands, Spain, the United Kingdom and France, partially offset by lower demand in Germany. Growth in the Asia-Pacific region was due primarily to sales in Japan, Australia and Hong Kong. Sales in the Americas region declined in the third quarter of 1996 due primarily to lower demand in Mexico.

The Company plans to continue to expand its global infrastructure with the aim of increasing market share in established country markets, as well as opening new country markets. Achievement of these plans is subject to various risks, including local economic conditions, as discussed below under "Factors That May Affect Future Results."

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


PRODUCT ANALYSIS -- The following table sets forth, by product type, net revenues for the third quarter and first nine months of 1996 and 1995, and the percentage change year-over-year:

                                            Net Revenues
                                          Third Quarter of:
                                             (IN MILLIONS)
                                          -------------------       Percentage
                                          1996           1995          Change
                                          ----           ----          ------
High-Functionality Systems               $ 51.1         $ 43.0           18.8%
Basic Terminals                             3.2            3.7          (13.5)
Fully Integrated Systems                    9.9            6.7           47.8
Printers and PinPads                       30.1           35.6          (15.4)
Smart Card Systems                          8.1            2.6          211.5
Other                                      18.5           11.1           66.7
                                         ------         ------           ----
                                         $120.9         $102.7           17.7%
                                         ------         ------           ----
                                         ------         ------           ----

                                           Net Revenues
                                          Nine Months of:
                                           (IN MILLIONS)
                                       --------------------      Percentage
                                        1996           1995         Change
                                       -----          -----         ------
High-Functionality Systems             $143.9         $116.7          23.3%
Basic Terminals                          12.3           13.3          (7.5)
Fully Integrated Systems                 32.7           19.1          71.2
Printers and PinPads                     93.3           91.1           2.4
Smart Card Systems                       15.5            6.8         127.9
Other                                    51.1           30.7          66.4
                                       ------         ------          ----
                                       $348.8         $277.7          25.6%
                                       ------         ------          ----
                                       ------         ------          ----

The increase in net revenues in the third quarter and first nine months of 1996 was due to a number of factors, including among them a shift in product mix to high-functionality systems (such as TRANZ 330 and TRANZ 460 products), fully integrated systems (such as the OMNI 490 and the Ruby Super-System), and smart card systems (such as SC 552 and SC 542 Smart Card Reader/Writers).

Unit shipments of products, other than printers and pinpads, increased 12.6% with 233,000 units shipped in the third quarter of 1996, compared with 207,000 units shipped in the third quarter of 1995. Unit shipments of products, other than printers and pinpads, increased 21.5% to 696,000 in the first nine months of 1996, compared with 573,000 in the first nine months of 1995.


GROSS MARGINS (net revenues less cost of revenues) -- Gross margins were 45.5% and 47.4% in the third quarter of 1996 and 1995, respectively. Gross margins for the first nine months of 1996 and 1995 were 46.4% and 48.2%, respectively. The decrease in gross margins was due in part to a higher proportion of sales to international markets, which tend to have lower gross margins due to competitive pricing pressures. The decrease was also due to other factors, including general competitive pricing pressures and shifts in the Company's overall business and product mix.

The Company currently expects its gross margins to continue to be affected by changes in business segment mix, product mix, competition and other factors.


R&D EXPENSES -- Research and development (R&D) expenses increased 14.0% in the third quarter of 1996 over the same period in 1995, and represented 10.8% of net revenues in the third quarter of 1996, compared with 11.2% of net revenues for the same period in 1995. R&D expenses represented 11.0% and 12.0% of net revenues for the first nine months of 1996 and 1995, respectively. The Company currently expects that, in the long term, R&D expenses will continue to increase in absolute dollars but may decline as a percentage of net revenues.


SG&A EXPENSES -- Selling, general and administrative (SG&A) expenses increased 2.9% in the third quarter of 1996 over the same period in 1995, and represented

22.3% of net revenues in the third quarter of 1996, compared with 25.5% of net revenues for the same period in 1995. SG&A expenses represented 24.2% and 25.4% of net revenues for the nine months of 1996 and 1995, respectively.

The Company currently expects to make additional investments in sales and marketing to further develop established international markets, introduce products to new international markets, and to develop additional vertical markets and distribution channels on a global basis. (Achievement of these plans is subject to various risks, as discussed below under "Factors That May Affect Future Results.") Accordingly, the Company currently expects that, in the long-term, its SG&A expenses will continue to increase in absolute dollars. However, the Company also expects that its SG&A expenses may decline as a percentage of net revenues in the future.

INTEREST INCOME AND OTHER, NET -- Net interest income and other, net for the third quarter of 1996 was $0.6 million compared with $2.1 million for the same period in 1995. Net interest income and other, net was $1.9 million and $2.9 million for the first nine months of 1996 and 1995, respectively. During the third quarter of 1995, the Company recorded a gain of $1.8 million due to a cash distribution from EIT's interest in Terisa Systems. Interest income and other, net, excluding the one-time transaction involving Terisa Systems, increased for the third quarter and first nine months of 1996 due primarily to higher investment balances.


TAX RATE -- The Company's combined federal, state and foreign effective income tax rate was 29.0% for both the third quarter of 1996 and 1995. The combined tax rate differs from the federal statutory rate primarily because the Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries, which the Company intends to permanently reinvest in those operations.


NET INCOME -- In the third quarter of 1996, net income increased 18.2% over the same period in 1995. For the first nine months of 1996, net income increased 24.2% over the same period in 1995. Earnings per share increased 10.5% to $0.42 in the third quarter of 1996, compared with $0.38 in the third quarter of 1995. Earnings per share were $1.11 and $0.96 for the first nine months of 1996 and 1995, respectively.



LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short-term investments at September 30, 1996 decreased to $72.2 million from $82.8 million at December 31, 1995. The Company experienced positive cash flow from operations of $48.8 million during the first nine months of 1996 as a result of net income, an increase in trade payables and other accrued liabilities, and depreciation and amortization. The Company used $50.7 million for investing in the first nine months of 1996, which included an increase in investments of $19.1 million, as well as the purchase of fixed assets for operations and the construction of the new manufacturing facility in Kunshan, People's Republic of China. The Company used $27.9 million for financing activities during the first nine months of 1996, which included the repurchase of shares partially offset by proceeds from issuance of shares.

During the first nine months of 1996, the Company repurchased 995,500 shares of outstanding Common Stock in the open market for an aggregate purchase price of $47.5 million, of which 640,300 shares were repurchased for an aggregate purchase price of $30.6 million in the third quarter of 1996. The Company's Board of Directors has authorized the Company to repurchase during the fourth quarter of 1996 up to 1,500,000 shares of outstanding Common Stock in the open market for an aggregate purchase price of up to $67.5 million.

At September 30, 1996, the Company's principal sources of liquidity included $72.2 million in cash, cash equivalents, and short-term investments; $30.0 million available under an unsecured bank line of credit, expiring in April 1997; and $5.0 million available under a bank line of credit for foreign exchange transactions, expiring in January 1997. At September 30, 1996, no borrowings were outstanding under the $30.0 million line of credit, and $1.1 million was outstanding under the $5.0 million line of credit. In connection with the activities of VeriFone Finance, the Company also has non-recourse notes payable to a financing company due in monthly installments, with interest rates ranging from 7.93% to 9.32%. These notes mature at various dates through June 1998 and are secured by all rights to certain leases, including a security interest in equipment under certain lease agreements and future minimum lease payments. At September 30, 1996, the Company had $1.8 million outstanding under these notes. The Company also has a $15.0 million unsecured line of credit for foreign exchange transactions that expires in May 1997. At September 30, 1996, $12.0 million was outstanding under this line of credit. In addition, at September 30, 1996, the Company had obligations under capital leases of $1.0 million.

Inventories at September 30, 1996 decreased to $67.3 million, compared with $76.6 million at December 31, 1995. This decline was due primarily to inventory management programs.

Net trade accounts receivable at September 30, 1996 increased to $112.6 million from $96.4 million at December 31, 1995. Days sales outstanding were 84 days at September 30, 1996, compared with 79 days at December 31, 1995.

The Company currently expects to have significant cash needs during 1996 and 1997 in connection with various events, including the repurchase of shares, development of new products, and possible acquisitions. However, the Company currently believes that the liquidity provided by its ongoing operations, existing cash, cash equivalents, and short-term investments, as well as the borrowing arrangements described above, will be sufficient to meet its projected cash needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly operating results -- including revenues; gross margins; research and development expenses; selling, general and administrative expenses; and net income -- are subject to various risks and uncertainties, including risks and uncertainties related to the composition, timing and size of orders from and shipments to major customers; variations in product mix and the mix between leases and sales; variations in product cost; infrastructure costs; obsolescence of inventory; local economic conditions; competitive pressures; and other factors discussed below. Accordingly, the Company's operating results may vary materially from quarter to quarter.

One of the more significant risks potentially affecting the Company's operating results is that a substantial portion of the Company's net revenues in each quarter generally results from shipments during the latter part of the quarter. Because the Company establishes its operating expense level primarily based on expected revenue, if anticipated shipments in any quarter do not occur as expected, net profits may be adversely affected. For these and other reasons, the Company may not learn of shortfalls in revenues, earnings or other financial results relative to the expectations of securities analysts until late in a quarter. Any such shortfall could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

The Company aims to prudently control its operating expenses. However, there is no assurance that, in the event of any revenue, gross margin or other shortfalls in a quarter, the Company will be able to control expenses sufficiently to meet profitability objectives for the quarter.

The Company is entering new markets, including the Internet commerce market, the labor management software market and the consumer market. The Company does not expect that the net revenues or profits from these new markets will be material in the near term. At present, in addition to being relatively small, these new markets are undeveloped and rapidly changing. If the markets do not develop as expected by the Company, or the Company's strategies for these markets are unsuccessful, or the Company fails to successfully and timely develop and introduce products suitable for these markets, the Company may be adversely affected.

The Company is currently developing a number of products for these new markets -- including the vPOS, vGATE and vWALLET Internet commerce products, the VeriSmart system and the Personal ATM device. There is no assurance that these development efforts will be successful or that, if successfully developed, these products will achieve commercial success. Similarly, in connection with entering these new markets, the Company has entered into or expects to enter into relationships with a number of companies in these markets - including Netscape, Microsoft, Oracle and others. These relationships may not develop as expected by the Company, and thus, the expected benefits from the relationships may not be obtained.

The Company may acquire other businesses in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired businesses into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. Future acquisitions by the Company could also result in substantial cash expenditures, potentially dilutive issuance of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company and its future operating results.

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

                                        VERIFONE, INC.
                                        (Registrant)



                                        By:  /s/ Joseph M. Zaelit
                                             --------------------------------
                                             Joseph M. Zaelit
                                             Senior Vice President, Finance and
                                             Administration, and Chief Financial
                                             Officer (Authorized Officer and
                                             Principal Financial Officer)



Date:  November 6, 1996