Form 10-K405
period 1996-12-31
VERIFONE INC
filed 1997-03-26
CIK 820580

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


Commission file number 0-18376



                                    VERIFONE, INC.
                (Exact name of registrant as specified in its charter)

    Delaware                                               99-0206064
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                      Three Lagoon Drive, Redwood City, CA 94065
                       (Address of principal executive offices)

                                    (415) 591-6500
                 (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act: None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \ X \


The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 7, 1997, as reported by the New York Stock Exchange, was approximately $807,176,000.


The number of shares of the registrant's Common Stock outstanding on March 24, 1997, was 23,298,640.




                         DOCUMENTS INCORPORATED BY REFERENCE

(1) The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders to be held on May 9, 1997 (Part III of Form 10-K).

(2) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (Parts II and IV of Form 10-K).

                                        PART I



ITEM 1.  BUSINESS


INDEX

    SECTION                                           PAGE

    Company Summary                                   4

    Industry and Company Background                   5

    Products                                          6

    Markets                                           8

    Sales Organization                                10

    Manufacturing and Distribution                    10

    Research and Product Development                  11

    Proprietary Rights                                11

    Competition                                       12

    Government Regulation                             13

    Factors That May Affect Future Results
    And The Market Price Of The Company's Stock       13


FORWARD-LOOKING STATEMENTS

   Forward-looking statements in this report -- including statements regarding the Company's plans and strategies -- are all based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements, including the factors set forth below under the heading "Factors That May Affect Future Results And The Market Price Of The Company's Stock." The Company cautions investors that its business is subject to significant risks and uncertainties.

COMPANY SUMMARY

    VeriFone, Inc. (herein "VeriFone" or the "Company") is a corporation organized in Hawaii in 1981 and reincorporated in Delaware in 1986. The Company develops, manufactures, markets and supports hardware and software systems which automate transactions -- principally electronic payment transactions among consumers, merchants and financial institutions.

    The Company's product line consists primarily of: terminal products which interface with magnetic-stripe cards; products which interface with integrated circuit cards ("chip cards"); peripherals such as printers, PIN pads and communications products; and software and services. Currently, the most prevalent use of the Company's products is to automate credit and debit card payments at the point of sale in merchant establishments. The Company's products also automate payments by check, electronic cash (i.e., stored value on a chip card) and other means, and automate payment transactions in venues other than merchant establishments, including credit card transactions over the Internet. In addition to products used at the point of sale, some of the Company's products are used by banks and payment processors, at their "back-end" facilities, to process (e.g., sort and route) payment transactions and to manage terminal operations. Other VeriFone products are used to automate non-payment transactions, such as the collection of labor management data, implementation of retail loyalty programs, submission of health insurance claims, and issuance of government permits. The services provided by the Company include consulting services (e.g., advice on system strategies and alternatives), professional services (e.g., the design, installation and integration of systems), support services (e.g., maintenance), and financing. (See "Item 1 - Business - Products", below).

    The Company distributes its products through direct sales and various third party distribution arrangements. In 1996, the Company sold transaction automation systems to more than 1,300 customers. No single customer accounted for more than approximately 4 percent of the Company's net revenues in 1996. Since its inception, the Company has delivered more than 5 million systems to customers in more than 100 countries. The Company's customers include banks, payment processors, retail merchants, petroleum service station and convenience-store operators, supermarkets and other mass merchandisers, healthcare providers, and government benefits disbursers (See "Item I - Business - Markets" and "Item I - Business - Sales Organization," below.)

    The Company employs approximately 2,800 persons in eighteen countries. These employees are located in approximately 35 facilities, including development centers, manufacturing and distribution centers, customer service centers, and sales and support offices. (See "Item 2 - Properties," below.)

INDUSTRY AND COMPANY BACKGROUND

   HISTORY

   Until the 1980s, automating the processing of routine transactions -- credit and debit card authorization, check verification, and the like -- was not cost-effective, and most transactions were completed manually. In the 1980s, major changes in computer and telecommunications technology supported the development of transaction automation systems that could rapidly capture and process transaction data electronically. These systems could provide greater convenience to consumers; speed settlement and customer throughput for merchants; and potentially reduce processing costs and losses from fraud for financial institutions.

    While the transaction automation devices introduced in the early 1980s offered significant potential benefits, they were relatively expensive, generally slow, unreliable and difficult to use. The Company was established in 1981 to develop and deliver low-cost, highly reliable, easy-to-use transaction systems, and has played a major role in developing the market for electronic payment processing. Today, the Company is a leading provider of transaction automation systems for the payment processing market.

   CURRENT DEVELOPMENTS

   The Company introduced a number of new products in 1996, including: vGATE and vPOS software, which enable payment by credit card over the Internet; the OMNI 1250, a chip card device that can handle up to four stored value/electronic purse schemes; the Smartnet 50 network controller, a controller optimized for payment applications; the PrintPak 350, a modular thermal printer that couples with the Zon Jr XL, TRANZ and OMNI 300 series of terminals to form an integrated terminal/printer system; the CR500/550 electronic check reader, a stand-alone check reading device; Softpay software, a modular software product which simplifies the development of customer applications for OMNI terminals; and the Lodgelink payment system, a software/hardware solution that allows hotels and other large properties with multiple retail outlets to consolidate credit card, reporting, settlement and funding. The Company also announced plans to develop the VeriSmart system, which is designed to enable consumers to access various chip card-based applications from their homes through a VeriFone Personal ATM or other devices.

    Other business developments in 1996 included the formation of two new service organizations: the Centum Consultancy, which advises customers on a range of electronic payment strategies and alternatives, and our Professional Services group, which helps design, install, integrate and manage electronic payment solutions for customers. In addition, the Company entered into a number of strategic relationships in 1996, with companies including Hewlett Packard, Microsoft, Netscape and Oracle.

PRODUCTS

    The Company develops, manufactures, markets and supports a comprehensive line of transaction automation products. The Company's product line consists principally of: terminal products; chip card products; peripheral products; and software and services.

   TERMINAL PRODUCTS

   The Company's terminal products -- which are designed for use principally with magnetic-stripe cards, such as the typical credit or debit card -- may be categorized in three groups:

    Some terminals have limited functionality, generally performing credit authorization only, or credit authorization and basic draft capture. The principal product in this category is the ZON Jr XL, which was introduced in 1986 and is capable of credit authorization and basic draft capture functions.

    Other terminals perform higher level functions, such as credit and debit card authorization, draft capture and settlement; eligibility checking for health insurance or government benefits; or time and attendance data collection reporting. This category includes terminals which have integrated printers in a single footprint, as well as stand-alone terminals with special advanced functionality. The principal products in this category are the TRANZ 330, 380, 460 and 470, and the OMNI 395, 460 and 470. The TRANZ 330 continues to be the Company's top-selling product, with approximately 264,000 units sold in 1996.

    Other terminals are targeted mainly at the multi-lane retail and petroleum/convenience-store markets, where the customer requirement is for logical and/or physical integration of functionality with other devices, such as in-lane electronic cash registers, pump controllers or scanning equipment. The principal products in this category are the OMNI 490 and Everest, which were developed specifically for supermarket payment systems, and the Ruby SuperSystem, which integrates the functions of a pump controller, electronic cash register and payment system.

   CHIP CARD PRODUCTS

   In addition to the Company's terminal products which are designed for use principally with magnetic-stripe cards, the Company has a line of products which are designed for use with integrated circuit cards -- also known as "chip cards" or "smart cards." The principal products in this category are: the CM 450, which reads from and writes to chip cards and functions as a secure peripheral in payment and other transactions that require memory and microprocessor chip cards; the SC 455, which supports a range of security requirements to meet different local, regional and national requirements for chip card transactions; the SC 550 and SC 552, which support memory and microprocessor chip cards as well as magnetic-stripe credit and debit cards in the same application; and the OMNI 1250, a chip card device that can handle up to four stored value/electronic purse schemes.

   PERIPHERAL PRODUCTS

   The principal peripherals which interface with VeriFone terminal and chip card products are printers, personal identification number devices (known as PIN pads) and communications products. Printers enable printing of customer receipts. PIN pads allow acceptance of debit card and other forms of payment requiring a personal identification number. Communications products, such as the Smartnet line of network controllers, facilitate communications among terminals and between terminals and other devices.

   SOFTWARE PRODUCTS

   The Company has developed several families of software products which -- operating on VeriFone terminal or chip card products or on other platforms (such as client-server computer systems) -- automate payment and other transactions.

    TERMINAL APPLICATION SOFTWARE. The Company works closely with its customers to develop custom applications which operate on VeriFone terminals. To date, the Company has developed over 2,000 terminal software applications ranging from entry-level credit and debit solutions to complex systems to support large retail operations. Among these software applications are specialized applications for specific markets such as lodging (the Lodgelink product) and multi-lane (the PayLane product). The Company is also developing a modular software product, Softpay, which simplifies the development of customer applications for OMNI terminals.

    TERMINAL MANAGEMENT SOFTWARE. The Company has developed a client-server based terminal management system, VeriTalk, which enables the installation and upgrade of terminal software via telephone lines. It allows multiple, simultaneous downloading of application updates and has network diagnostic capabilities.

    PAYMENT PROCESSING SOFTWARE. The Company has developed a client-server based software solution, Omnihost, which can efficiently perform enterprise-wide transaction switching and electronic payment processing. This solution can replace traditional mainframe host systems.

    INTERNET COMMERCE SOFTWARE. The Company has developed a suite of software products, vPOS and vGATE, that enable credit card payments over the Internet. The vPOS software provides an Internet merchant the ability to capture orders and credit card payment data and to communicate with the vGATE system at a financial institution or processor. The vGATE software receives the merchant's data and interfaces this data with the financial institution's or processor's internal systems. In addition to vPOS and vGATE, the Company is developing vWALLET software, which will provide consumers with a convenient way to purchase and pay for goods purchased via the Internet.

    CONSUMER SYSTEMS/CHIP CARD SOFTWARE. The Company is currently developing a client-server based software system, VeriSmart, which is designed to enable consumers to access various chip card-based applications -- such as stored value applications, loyalty programs and others -- expected to be offered in the future by financial institutions, telephone companies, retail merchants and others. The Company is also developing a hardware product, the Personal ATM, which is one of the devices that consumers will be able to use to access a VeriSmart system.

    LABOR MANAGEMENT SOFTWARE. The Company continues to develop software products that facilitate the collection and manipulation of labor management data, including data relating to time and attendance, labor scheduling and business forecasting.

    SERVICES

    The Company offers a range of services relating to its other products:

    CONSULTING SERVICES. The Company's Centum Consultancy group provides consulting services on strategies and alternatives for electronic payment systems.

    PROFESSIONAL SERVICES. VeriFone Professional Services provides services to assist in the design, installation, integration and management of electronic payment systems.

    SUPPORT SERVICES. VeriFone Support Services provides deployment, training, technical assistance and maintenance services for VeriFone products. The Company generally provides a one-year warranty on its systems. Extended maintenance agreements following the warranty period are also available.

    FINANCING PROGRAMS. VeriFone Finance provides leasing, rental and other financing programs for VeriFone systems.


MARKETS

    The Company classifies its business into markets principally along geographic lines: the United States market and international markets.

   UNITED STATES MARKET

   The Company's business in the United States, taken as a whole, is the Company's largest market. In 1996, revenues from the United States were $287.5 million, up 16.9 percent over 1995, and represented 60.9 percent of total net revenues, compared to 63.6 percent in 1995.

    The Company's United States market consists of four vertical sub-markets: the financial retail market, the petroleum/convenience-store market, the multi-lane market, and the government/healthcare market.

    * The financial retail market is referred to as such because the Company uses bank and payment processor distribution channels to reach the end-users in this market, who are typically retail merchants including specialty stores, restaurants and lodging establishments.

    * The petroleum/convenience-store market involves the sale of transaction automation systems to large petroleum companies and convenience-store operators, and other companies involved in the petroleum and convenience-store industries.

    * The multi-lane market has two components, both of which focus on the same customers, principally supermarkets, drug store chains and mass merchandisers. One component involves the sale of transaction automation systems to multi-lane customers. The other component involves the licensing of labor management software to multi-lane customers.

    * The government market involves the sale of transaction automation systems which are used principally in the automation of government benefits and licenses. The healthcare market involves the sale of transaction automation systems to facilitate healthcare payments, verify patient eligibility for insurance coverage and submit insurance claims for healthcare providers.

    The financial retail market differs in a number of respects from the petroleum/convenience-store market, multi-lane market, and government/healthcare market (which are sometimes referred to as the "emerging markets"). Relative to the financial retail market, the emerging markets are characterized by longer sales cycles, small numbers of accounts, and uneven order flows. Accordingly, the emerging markets tend to be "lumpy" and to some extent unpredictable, in that customers' orders are typically large and placed infrequently. In addition, customers in the government market face the complexity of the government procurement process, which typically extends the purchasing and implementation cycle.

   INTERNATIONAL MARKETS

   The contribution of the Company's international business to the Company's total net revenues has increased steadily. In 1996, revenues outside the United States were $185.0 million, up 31.2 percent over 1995, and represented 39.1 percent of total net revenues, compared to 36.4 percent in 1995. During 1996, the Company delivered systems in more than 100 countries. For additional financial information on the Company's international operations, see Note Eight to the consolidated financial statements contained in the Company's 1996 Annual Report to Stockholders.

    International markets, in the aggregate, are potentially larger than the United States market, and are currently less penetrated. However, market opportunities, conditions and requirements vary widely from country to country. In addition, international operations involve a number of special risks. (See "Factors That May Affect The Company's Future Results And The Market Price Of The Company's Stock," below.)

    The Company's international markets are divided into three regions: the Americas, which is all of North and South America except the United States; Europe, the Middle East and Africa (EMEA); and Asia Pacific (ASPAC). The customers in these regions are principally financial retail customers, similar to the United States financial retail customers described above.


SALES ORGANIZATION

    The Company markets its products through both direct sales to end-users and third party distribution arrangements with financial institutions, processors, service providers and other resellers. The Company's sales force is organized to address specific segments of the transaction automation market, including retail merchants, petroleum service stations/convenience stores, multi-lane retailers, healthcare providers, and state and federal government agencies.

    The Company has ten United States sales offices. Outside the United States, the Company's products are marketed through direct sales offices in or near Frankfurt, which serves central and eastern Europe; London, which serves northern and southern Europe, Russia, the Middle East and parts of English-speaking Africa; Barcelona, which serves Spain and Portugal; Milan, which serves Italy; Paris, which serves France and French-speaking Africa; Johannesburg, which serves South Africa and Zimbabwe; Bangalore, Beijing, Hong Kong, Singapore, Sydney, and Tokyo, which serve the Asia-Pacific region; Toronto, which serves Canada; Miami, which serves Central and South America; Mexico City, which serves Mexico; Buenos Aires, which serves Argentina; and Sao Paulo, which serves Brazil. Many of the Company's sales offices are staffed with application software programmers, technical systems analysts and customer support personnel.

    The Company's use of third party distribution arrangements is prevalent especially in international sales. The Company currently has a network of more than 50 international distributors.

    The Company's leasing programs are offered through its leasing subsidiary, VeriFone Finance.


MANUFACTURING AND DISTRIBUTION

    The Company's manufacturing and distribution operations have been structured and geographically located with the aim to deliver high-quality, competitively priced products to customers on time. The Company owns and operates a manufacturing and distribution facility in Kaohsiung, Taiwan, R.O.C. and a newly constructed manufacturing facility in Kunshan, near Shanghai, People's Republic of China. Currently, more than 1,300 employees are producing approximately 170,000 units (including printers, PIN pads, etc.) per month at these facilities.

    The Company conducts limited manufacturing at its facility in Costa
Mesa, California, which has special-configuration and light manufacturing capabilities. The Costa Mesa facility also provides distribution to customers in North, Central and South America, and includes a distribution capability for expediting delivery to customers in Asia, Australia, Europe, Africa and the Middle East.

    For certain low-volume products, and to augment production capacity, the Company occasionally uses subcontractors. A few VeriFone products are procured through original equipment manufacturers (OEMs).


RESEARCH AND PRODUCT DEVELOPMENT

    The Company conducts its major research and development at seven facilities worldwide, which are located in or near: Auburn, California; Bangalore, India; Dallas, Texas; Honolulu, Hawaii; Paris, France; San Francisco, California; Taipei, Taiwan; and Tampa, Florida.

    The Company works closely with its customers to define new product concepts and identify emerging applications for its products. Development projects are evaluated through a management review process and assigned to the Company's development centers based upon the potential value of the target markets as well as the manpower and engineering expertise requirements.

    The Company's research and development efforts are focused on new products (including products for the Internet commerce and consumer markets); modifications of and extensions to existing products for new market opportunities; and the development of applications for advanced transaction systems. There can be no assurance that any of the Company's research and product development projects will be successfully completed.

    In 1996, 1995 and 1994, the Company's research and product development expenses were approximately $53.4 million, $45.0 million, and $38.4 million, respectively. The Company currently expects that, in the long term, its research and development expenses will continue to increase in absolute dollars but may decline as a percentage of net revenues.


PROPRIETARY RIGHTS

    The Company currently holds 41 United States patents, one Canadian patent and one Australian patent. These patents cover a number of inventions, including among others a magnetic-stripe card reader apparatus integrated into the card slot of the Company's transaction automation systems, a programming method for downloading an operating system into local VeriFone systems from a remote host computer, a check processing system, a print element drive control, and the unique design of several VeriFone products. In 1996, the Company filed

32 United States patent applications and, as of the end of the year, had a total of 37 pending United States patent applications.

    The Company's trademarks registered in the United States include VeriFone's name and logo, and the names of a number of VeriFone products, including ZON, TRANZ, OMNI, Ruby SuperSystem, VeriFone Folio, and Omnihost. The Company has also applied for registration in the United States for over 40 other trademarks that it is using or intends to use, including Everest, SC, Folio, PATM, Personal ATM, PrintPak, VeriTalk, SoftPay, vGATE, vPOS, vWALLET, Lodgelink and LaborDay. The Company has trademarks registered or pending registration in numerous foreign jurisdictions where the Company does business, including VeriFone's name and logo and the names of several VeriFone products. Numerous other trademarks or markings are used to identify products of VeriFone and distinguish them from products of others.

    The Company relies on copyrights and contractual arrangements to protect proprietary software programs, and the Company seeks to protect its trade secrets by entering into confidentiality agreements with its employees and third parties and implementing various internal safeguards.

    There can be no assurance that others will not develop products or technology that are equivalent or superior to those of the Company, or that the patents, trademarks, copyrights, confidentiality agreements and internal safeguards upon which the Company relies will be adequate to protect its interests.


COMPETITION

    The Company competes in its hardware businesses primarily on the basis of product quality, features and price; the availability of application software programs; the number of network, host and telephone system certifications it obtains for it products and application programs; and customer support and responsiveness. The Company competes in its software businesses, including its Internet commerce business, primarily on the basis of the rapid development, release and delivery of its software products.

    The Company believes that it is competitive with respect to each of these factors. However, certain competitors have significantly larger financial, technical and marketing resources than the Company, and there can be no assurance that the Company will remain competitive in the future. Also, the Company often faces additional competitive factors in foreign countries, including preferences for national vendors, and difficulties in obtaining necessary certifications and in meeting the requirements of government policies.

GOVERNMENT REGULATION

    Government regulatory policies affect charges and terms for both private-line and public network service. Therefore, changes in such policies that make it more costly to communicate on such networks could adversely affect the demand for transaction automation systems. The Company must also obtain product certification on applicable communications networks both in the United States and other countries. Any delays in obtaining necessary certifications with respect to future products could delay their introduction. In addition, the Federal Communications Commission requires that the Company's products comply with certain rules and regulations governing their performance.


FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS AND THE MARKET PRICE OF THE COMPANY'S STOCK

    The Company's operations are subject to various risks and uncertainties, many of which are beyond the Company's control. The following highlights some of these risks.

   VARIATIONS IN QUARTERLY RESULTS

   The Company's quarterly operating results are subject to various risks and uncertainties, including risks and uncertainties related to: local economic conditions; competitive pressures; the composition, timing and size of orders from and shipments to major customers; variations in product mix and the mix between leases and sales; variations in product cost; infrastructure costs; obsolescence of inventory; and other factors as discussed below. Accordingly, the Company's operating results may vary materially from quarter to quarter.

    The Company operates with little backlog and, as a result, net revenues in any quarter are substantially dependent on the orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, if anticipated shipments in any quarter do not occur as expected, the Company's operating results may be adversely affected and fall significantly short of expectations. Any other unanticipated decline in the growth rate of the Company's net revenues, without a corresponding and timely reduction in the growth of operating expenses, could also have an adverse effect on the Company and its future operating results.

    The Company aims to prudently control its operating expenses. However, there is no assurance that, in the event of any revenue, gross margin or other shortfall in a quarter, the Company will be able to control expenses sufficiently to meet profitability objectives for the quarter.

    Compounding these risks is the fact that a substantial portion of the Company's net revenues in each quarter generally results from shipments during the latter part of the quarter. For this and other reasons, the Company may not learn of shortfalls in revenues, earnings or other financial results relative to expectations until very late in a quarter. Any such shortfall could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

    The Company's business may be characterized as showing a pattern -- in that, historically, net revenues during the first calendar quarter of a year have generally been less than net revenues during the fourth quarter of the preceding year.

   CHANGES IN GROSS MARGINS

   Certain of the Company's net revenues are derived from products and markets -- such as international and government markets -- which typically have lower gross margins compared to other products and markets, due to higher costs and/or lower prices associated with the lower gross margin products and markets. The Company currently expects that its net revenues from international markets will continue to increase as a percentage of total net revenues, and its net revenues from government markets may increase. In addition, the Company is currently experiencing pricing pressures due to a number of factors, including competitive conditions and consolidation within certain groups of customers. To the extent that these factors continue, the Company's gross margins would decline, which would adversely affect the Company and its future operating results.

    Downward pressure on the Company's gross margins may be mitigated by other factors, such as a reduction in product costs and/or an increased percentage of net revenues from higher gross margin products, such as software. The Company is aiming to reduce its product costs and to increase its percentage of net revenues from software. However, there is no assurance that these efforts will be successful.

   NEW MARKETS AND PRODUCTS

   The Company is entering new markets, including the Internet commerce market and the consumer smart card market. At present, these new markets are relatively small and rapidly changing, and the development of these markets depends in significant part on the widespread adoption of new technologies by financial institutions, merchants and consumers, the emergence of industry standards, and other factors. There is no assurance that these markets will develop as expected by the Company. If these markets do not develop as expected by the Company, or the Company's strategies for these markets are unsuccessful, or the Company fails to successfully and timely develop and introduce products suitable for these markets, the Company and its future operating results may be adversely affected.

    The Company is developing a number of products for these new markets including a number of Internet commerce and consumer products. There is no assurance that these development efforts will be successful or that, if successfully developed, these products will achieve commercial success.

    Similarly, in connection with entering these new markets, the Company has entered into or expects to enter into relationships with a number of companies in these markets, including Microsoft, Netscape, Oracle and others. These relationships may not develop as expected by the Company, and thus, the expected benefits from the relationships may not be obtained.

    GROWTH DEPENDENCIES

    In general, the Company's future growth is dependent on the Company's ability to successfully and timely enhance existing products, develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants in order to facilitate product development and distribution, and certify its existing and new products with service providers, telephone companies and others. The failure to achieve these and other objectives could limit future growth and have an adverse effect on the Company and its future operating results.

    On a related note, the pressure to develop and enhance products, and to establish and expand markets, may cause the Company's research and development expenses and selling, general and administrative expenses to increase substantially, which could also have an adverse effect on the Company and its future operating results.

    ACQUISITIONS

    The Company may acquire or make substantial investments in other businesses in the future. Any such acquisition or investment would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired business; the potential disruption of the Company's ongoing business; and generally, the potential inability of the Company to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could have a material adverse effect on the Company and its future operating results. Future acquisitions and investments by the Company could also result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company and its future operating results.

    INTERNATIONAL OPERATIONS

    The Company's international operations, including international sales and manufacturing, have grown substantially, and thus, the Company is increasingly affected by the risks associated with international operations. Such risks include: managing an organization spread over various countries; fluctuations in currency exchange rates (as discussed further below); the burden of complying with international laws and other regulatory and product certification requirements, and changes in such laws and requirements; tariffs and other trade barriers; import and export controls; international staffing and employment issues; political and economic instability; and longer payment cycles in certain countries. The Company's manufacturing facilities outside of the United States, which are in Taiwan and the People's

Republic of China, are subject to particular risks relating to political developments and trade barriers. The inability to effectively manage these and other risks could adversely affect the Company and its future operating results.

    The majority of the Company's international sales are denominated in United States currency. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products sold internationally less competitive. The Company has offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign currency exchange rates. Although the Company engages in hedging transactions which may partially offset the effects of fluctuations in foreign currency exchange rates, financial exposure may nonetheless result primarily due to the timing of transactions and movement of exchange rates.

    COMPETITION

    The various markets in which the Company operates are becoming increasingly competitive as a number of other companies are developing and selling products which compete with the Company's products in these markets. Certain of these competitors have significantly more financial and technical resources than the Company. The Company faces additional competitive factors in foreign countries, including preferences for national vendors, and difficulties in obtaining necessary certifications and in meeting the requirements of government policies. These competitive factors may result in, among other things, price discounts by the Company and sales lost by the Company to competitors, which may adversely affect the Company and its future operating results.

    THIRD PARTY DISTRIBUTORS

    The Company uses various channels to market and distribute its products, including direct sales to end-users and sales to end-users via third party distributors. Third party distributors are a substantial channel for distribution internationally and are increasingly becoming a substantial channel for distribution in the United States. Accordingly, the Company's ability to market and distribute its products depends in significant part on its relationship with third party distributors, as well as the performance and financial condition of these distributors. In the event that the Company's relationship with its distributors deteriorates, or the performance or financial condition of the distributors becomes unsatisfactory, the Company and its future operating results could be adversely affected.

    SOLE SUPPLIERS

    The Company is currently dependent on single suppliers for certain product components, including mask-programmed microcontrollers, various printer mechanisms, display devices, certain integrated circuits, and certain magnetic parts. The failure of any such supplier to continue to provide these components to the Company could result in significant manufacturing delays that could adversely affect the Company and its future operating results.

    EXCESS OR OBSOLETE INVENTORY

    Managing the Company's inventory of components and finished products is a complex task. A number of factors -- including the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products, and customer requests for quick delivery schedules -- may result in the Company maintaining excess inventory. Other factors -- including changes in market demand and technology -- may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and inventory write-downs, which in turn could adversely affect the Company and its operating results.

    SECURITY FEATURES OF PRODUCTS

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

    PROPRIETARY TECHNOLOGY

    The Company seeks to establish and protect the proprietary aspects of its products by relying on applicable patent, copyright, trademark and trade secret laws and on confidentiality, licensing and other contractual arrangements. Notwithstanding the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

    The Company from time to time receives notices from third parties claiming that the Company's products infringe such parties' proprietary rights. Regardless of its merit, any such claim can be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements. Such royalty or licensing agreements may not be offered or may not be available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company and its future operating results could be adversely affected.

    HIRING AND RETENTION OF EMPLOYEES

    The Company's continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, technical, marketing and other personnel is intense, particularly in the strong economic cycle currently prevailing for high technology companies. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have an adverse effect on the Company and its future operating results. In addition, the Company may experience increased compensation costs in order to compete for skilled employees.

    REGULATORY REQUIREMENTS

    The Company's operations are subject to various laws, regulations, governmental policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for the Company's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on the Company and its future operating results.

    SEISMIC RISKS

    The Company's manufacturing and distribution facilities, as well as a portion of the Company's research and development, sales and administrative functions, are located near major earthquake faults. In the event of a major earthquake, the Company and its future operating results could be adversely affected

    STOCK MARKET FLUCTUATIONS

    In recent years, the stock market in general, and the market for technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The market price of the Company's Common Stock may be significantly affected by various factors such as: quarterly variations in the Company's operating results; changes in revenue growth rates for the Company as a whole or for specific geographic areas, business units or products; changes in earnings estimates by market analysts; the announcement of new products or product enhancements by the Company or its competitors; speculation in the press or analyst community; and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

ITEM 2.       PROPERTIES

    The Company's corporate offices are located in approximately 55,000 square feet of leased office space in Redwood City, California. The Company is planning to relocate these offices to a new facility in Santa Clara, California in late 1997 or early 1998.

    The Company's United States distribution, repair and customer service center is located in two adjacent leased office and warehouse buildings which, in the aggregate, total approximately 156,700-square-feet in Costa Mesa, California.

    The Company owns a 120,000-square-foot manufacturing and distribution facility in Kaohsiung, Taiwan, R.O.C. and a 180,000-square-foot manufacturing and distribution facility in Kunshan, near Shanghai, People's Republic of China. In addition, the Company leases a 65,000-square-foot software engineering center in Bangalore, India.

    The Company leases space for various purposes (including sales, development and customer service) in or near Atlanta, Georgia; Auburn, California; Bangalore, India; Barcelona, Spain; Beijing, People's Republic of China; Buenos Aires, Argentina; Chicago, Illinois; Dallas, Texas; Dayton, Ohio; Fort Lauderdale, Florida; Frankfurt, Germany; Guangzhou, People's Republic of China; Honolulu, Hawaii; Hong Kong; Johannesburg, South Africa; London, United Kingdom; Louisville, Kentucky; Madrid, Spain; Mexico City, Mexico; Miami, Florida; Milan, Italy; New York, New York; Palo Alto, California; Paris, France; Portland, Oregon; Sao Paulo, Brazil; Singapore; Sydney, Australia; Taipei, Taiwan; Tampa, Florida; Tokyo, Japan; and Toronto, Canada.


ITEM 3.       LEGAL PROCEEDINGS

    In the ordinary course of business, various legal proceedings are initiated against the Company. The Company is not currently aware of any legal proceeding pending against it, the resolution of which is expected to have a material impact on the Company's financial condition.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                       PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

    Incorporated by reference to the section of the Company's 1996 Annual Report to Stockholders entitled "VFIC Stock Performance," page 33.


ITEM 6.       SELECTED FINANCIAL DATA

    Incorporated by reference to the section of the Company's 1996 Annual
Report to Stockholders entitled "Selected Consolidated Financial Data," page 10.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    Incorporated by reference to the section of the Company's 1996 Annual
Report to Stockholders entitled "Management's Discussion and Analysis," pages 11 through 17.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated by reference to the sections of the Company's 1996 Annual Report to Stockholders included in the financial statements and notes on pages 18 through 32, and in "Quarterly Data" on page 34.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the sections of the Company's proxy statement for the 1997 Annual Meeting of Stockholders entitled "Election of Directors", "Management" and "Certain Transactions."



ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the sections of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders entitled "Compensation of Directors" and "Compensation of Executive Officers."



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the section of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders entitled "Security Ownership of Management and Principal Stockholders."



ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS

    Incorporated by reference to the section of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders entitled "Certain Transactions."

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.    INDEX TO FINANCIAL STATEMENTS

    The following documents are incorporated in Part II of this Annual Report by reference to the 1996 Annual Report to Stockholders:

                                                           Annual Report
                                                          to Stockholders
                                                          ---------------

Consolidated Balance Sheets
 as of December 31, 1996 and 1995                              Page 18

Consolidated Statements of Income
 for each of the three years in the period
 ended December 31, 1996                                       Page 19

Consolidated Statements of Stockholders' Equity
 for each of the three years in the period
 ended December 31, 1996                                       Page 20

Consolidated Statements of Cash Flows
 for each of the three years in the period
 ended December 31, 1996                                       Page 21

Notes to Consolidated Financial Statements                     Pages 22-32

    The Report of Independent Auditors on page 33 of the 1996 Annual Report to Stockholders is also incorporated by reference. With the exception of the information expressly incorporated by reference into Items 5, 6, 7 and 8 of this Annual Report, the 1996 Annual Report to Stockholders, attached as Exhibit 13.1, is not deemed filed as part of this report.

(a)2.    FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as a part of the Annual Report and should be read in conjunction with the Financial Statements:

         Schedule II     Valuation and Qualifying Accounts

    All other schedules are omitted because they are not required, or not applicable, or because the required information is included in the 1996 Annual Report to Stockholders, filed as Exhibit 13.1.


(a)3.    EXHIBITS

         Exhibit
         Number              Description
         ------              -----------

         3.1                 Restated Certificate of Incorporation (1)

         3.2                 Bylaws of Registrant as currently in effect

         10.1                Incentive Stock Option Plan, as amended *

         10.2                1987 Supplemental Stock Option Plan, as amended *

         10.3 1992 Non-Employee Directors' Stock Option Plan, as amended *

         10.4                1996 Restricted Phantom Stock Plan *

         10.5 Form of Indemnity Agreement between the Company and each of its directors (1) *

         10.6 Form of Indemnity Agreement between the Company and each of its executive officers (3) *

         10.7 Series D Preferred Stock Purchase Agreement, dated August 11, 1988, as amended on January 26, 1990
                             (1)

         10.8 Employment letter agreement between the Company and Hatim Tyabji, dated August 26, 1986 (2) *

         11.1                Statement of Computation of Net Earnings per Share

         13.1                1996 Annual Report to Stockholders

         21.1                List of Subsidiaries

         23.1                Consent of Ernst & Young LLP, Independent Auditors

         24.1 Power of Attorney. Reference is made to the signature page.

    (1) Incorporated by reference from the exhibits in the Company's Registration Statement on Form S-l filed with the Commission (File No. 33-33304) on or about February 1, 1990.

    (2) Incorporated by reference from the exhibits in the Company's Annual Report on Form 10-K filed with the Commission (File No. 0-18376) on or about March 24, 1993.

    (3) Incorporated by reference from the exhibits in the Company's Annual Report on Form 10-K filed with the Commission (File No. 0-18376) on or about March 29, 1994.


    *         Designates "management contract or compensatory plan."


(b) REPORTS ON FORM 8-K

    None.

                           SIGNATURES AND POWER OF ATTORNEY

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 VERIFONE, INC.


Dated: March 26, 1997                       By:  /S/ JOSEPH M. ZAELIT
                                                 --------------------
                                                 Joseph M. Zaelit
                                                 Senior Vice President,
                                                 Finance and Administration,
                                                 and Chief Financial Officer




    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hatim A. Tyabji and Joseph M. Zaelit, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                      Date

/S/ HATIM A. TYABJI       Director, Chairman of the          March 26, 1997
-------------------       Board, President and
(Hatim A. Tyabji)         Chief Executive Officer



/S/ JOSEPH M. ZAELIT      Senior Vice President,             March 26, 1997
---------------------     Finance and Administration,
(Joseph M. Zaelit)        and Chief Financial Officer
                          (principal financial officer)



/S/ ELDON M. BULLINGTON    Vice President and                March 26, 1997
------------------------   Corporate Controller
(Eldon M. Bullington)    (principal accounting officer)



/S/ H. H. HAIGHT IV       Director                           March 10, 1997
-------------------
(H. H. Haight IV)


/S/ J. ROBERT HARCHARIK   Director                           March  7, 1997
-----------------------
(J. Robert Harcharik)


/S/ THOMAS E. PETERSON    Director                           March  6, 1997
----------------------
(Thomas E. Peterson)


/S/ JOHN R. C. PORTER     Director                           March  7, 1997
---------------------
(John R. C. Porter)


/S/ CLINTON V. SILVER     Director                           March 10, 1997
---------------------
(Clinton V. Silver)


/S/ A. MICHAEL SPENCE     Director                           March  6, 1997
---------------------
(A. Michael Spence)


/S/ R. ELTON WHITE        Director                           March 26, 1997
------------------
(R. Elton White)

                                     SCHEDULE II

                                    VERIFONE, INC.

                          VALUATION AND QUALIFYING ACCOUNTS
                                    (in thousands)



                                         Balance at
                                         Beginning of   Costs and     Deductions/   Balance at End
Description                                Period        Expenses      Write-Offs     of Period
-----------                                ------        --------      ----------     ---------
Year Ended December 31, 1994               $3,900         $3,250        $(2,245)        $4,905
Allowance for doubtful accounts            ------         ------        -------         ------
                                           ------         ------        -------         ------


Year Ended December 31, 1995
Allowance for doubtful accounts            $4,905         $5,495        $(5,725)        $4,675
                                           ------         ------        -------         ------
                                           ------         ------        -------         ------
Year Ended December 31, 1996
Allowance for doubtful accounts            $4,675         $  371        $(1,204)        $3,842
                                           ------         ------        -------         ------
                                           ------         ------        -------         ------
