Form 10-Q
period 1997-03-31
VERIFONE INC
filed 1997-05-12
CIK 820580

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the registrant's Common Stock outstanding on May 6, 1997, was 23,436,640.

                                      FORM 10-Q

                                    VERIFONE, INC.

                                        INDEX



                                                                           Page
                                                                         Number

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 31, 1997 and December 31, 1996 . . . . . . . . . . .    1

              Condensed Consolidated Statements of Income
              for the Three Months Ended March 31, 1997 and
              March 31, 1996 . . . . . . . . . . . . . . . . . . . . . .    2

              Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 1997
              and March 31, 1996. . . . . . . . . . . . . . . . . . . . .   3

              Notes to Condensed Consolidated
              Financial Statements. . . . . . . . . . . . . . . . . . . .   4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .   7



PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . .  .  19

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Exhibits      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                    VERIFONE, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)



                                                March 31,      December 31,
                                                 1997            1996
                                                ------          -----
                                              (unaudited)  (see note below)

Assets
Current assets:
    Cash and cash equivalents                 $ 60,813       $ 47,395
    Short-term investments                           0            515
    Accounts receivable, net                   137,974        131,192
    Net investment in sales-type leases         12,633         13,450
    Inventories                                 62,326         59,524
    Deferred income taxes                       11,957         11,079
    Prepaid expenses and other current assets    8,718          9,163
                                              --------       --------
         Total current assets                  294,421        272,318

Net investment in sales-type leases             19,874         19,329
Property and equipment, at cost                128,604        123,486
    Less accumulated depreciation
         and amortization                      (62,582)       (58,764)
                                              --------       --------
    Net property and equipment                  66,022         64,722
Other assets, net                               47,194         48,611
                                              --------       --------
                                              $427,511       $404,980
                                              --------       --------
                                              --------       --------
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                            35,549         31,641
    Accrued compensation                        11,029         12,612
    Other accrued liabilities                   23,172         26,790
    Income taxes payable                         9,879          7,504
    Deferred revenue                             7,182          9,951
    Notes payable and capital leases            65,077         38,581
                                              --------       --------
         Total current liabilities             151,888        127,079

Non-current portion of capital leases              266            517
Deferred income taxes                           35,916         37,818
Stockholders' equity                           239,441        239,566
                                              --------       --------
                                              $427,511       $404,980
                                              --------       --------
                                              --------       --------


    Note:     The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              See notes to condensed consolidated financial statements.

                                    VERIFONE, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited, in thousands,
                                except per share data)


                                                   Three Months Ended
                                                   ------------------
                                            March 31, 1997  March 31, 1996
                                            --------------  --------------

Net revenues                                  $116,013       $102,927
Costs and expenses:
    Cost of revenues                            64,199         54,368
    Research and development                    14,332         12,573
    Selling, general and administrative         27,149         27,134
                                                ------         ------
         Total costs and expenses              105,680         94,075

Income from operations                          10,333          8,852
Interest income (expense), net                    (179)           609
                                                ------         ------

Income before income taxes                      10,154          9,461
Provision for income taxes                       2,945          2,744
                                                ------         ------

NET INCOME                                      $7,209         $6,717
                                                ------         ------
                                                ------         ------


NET INCOME PER SHARE                          $   0.30       $   0.26
                                                ------         ------
                                                ------         ------


Common and common equivalent shares used in
    computing per share amounts                 23,868         26,039
                                                ------         ------
                                                ------         ------

              See notes to condensed consolidated financial statements.

                                    VERIFONE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands, unaudited)
                   Increase (decrease) in cash and cash equivalents


                                                 Three Months Ended
                                             ------------------------
                                             March 31,      March 31,
                                                1997           1996
                                              --------       --------

Cash flows from operating activities:
    Net income                                  $7,209         $6,717
    Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization           6,408          5,792
         Deferred income taxes                    (331)          (149)
         Net increase in receivables,
            inventories and prepaid expenses    (8,867)        13,098
         Net increase in payables, accruals
            and other current liabilities       (1,687)        (2,839)
         Other, net                               (605)          (133)
                                                ------         ------

    Net cash provided by operating activities    2,127         22,486
                                                ------         ------

Cash flows from investing activities:
    Capital expenditures                        (5,940)        (6,082)
    Acquisition of other assets                 (6,540)          (654)
    Available-for-sale investments:
         Purchases                                   -        (41,592)
         Maturities                                515            268
                                                ------         ------

    Net cash used for investing activities     (11,965)       (48,060)
                                                ------         ------

Cash flows from financing activities:
    Proceeds from notes payable and
         capital leases                         30,009          2,389
    Payments on notes payable and
         capital leases                         (3,764)        (2,016)
    Proceeds from issuance of common stock       4,329          6,743
    Purchase of treasury stock                  (7,318)        (2,443)
                                                ------         ------

    Net cash provided by financing activities   23,256          4,673
                                                ------         ------

Net increase (decrease) in cash and cash
    equivalents                                 13,418        (20,901)
Cash and cash equivalents at beginning
    of period                                   47,395         72,882
                                                ------         ------

Cash and cash equivalents at end of period     $60,813        $51,981
                                                ------         ------
                                                ------         ------

              See notes to condensed consolidated financial statements.

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

This financial information should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 filed with the Company's Annual Report on Form 10-K.


INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out) or market, consist of (in thousands):

                                             March 31,   December 31,
                                               1997           1996
                                             ---------     ----------

Raw materials                                  $31,167        $28,992
Work in process                                  6,955          4,741
Finished goods                                  24,204         25,791
                                                ------         ------
                                               $62,326        $59,524
                                                ------         ------
                                                ------         ------

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with a maturity from date of purchase of 90 days or less. Short-term investments consist of high-quality money market instruments with original maturities greater than 90 days. Marketable investments include $10,445,000 and $25,690,000 of cash equivalents, and $0 and $515,000 of short-term investments at March 31, 1997 and December 31, 1996, respectively.

Available-for-sale securities are carried at fair market value with unrealized gains or losses, net of tax, included in the Stockholders' Equity section of the Balance Sheet. The Company had an unrealized gain of $2,000 on its available-for-sale securities at December 31, 1996.


OTHER ASSETS

Included in other assets is an investment in available-for-sale securities carried at fair market value of $15,750,000 and $21,939,000 at March 31, 1997 and December 31, 1996, respectively, with unrealized gains or losses, net of tax, included in the Stockholders' Equity section of the Balance Sheet. The Company had unrealized gains of $11,750,000 and $17,939,000 on its available-for-sale securities at March 31, 1997 and December 31, 1996, respectively.


EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.01 and $0.01 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

SUBSEQUENT EVENTS

On April 22, 1997, the Company entered into a definitive agreement to be acquired by Hewlett-Packard Company (HP). Under the terms of the agreement, each share of Company Common Stock will be exchanged for one share of HP common stock. In accordance with the same conversion ratio, each option to purchase shares of Company Common Stock will be assumed by HP. Based on the number of outstanding shares of Company Common Stock on April 21, 1997, it is anticipated that HP will issue approximately 23.3 million shares of HP Common Stock upon the closing of the transaction.

The transaction is intended to be a tax-free reorganization and is intended to be accounted for as a pooling of interests. Consummation of the transaction is subject to, among other things, approval of the stockholders of the Company. Upon completion of the transaction, the Company will become a wholly-owned subsidiary of HP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references herein to the "Company" mean VeriFone, Inc. and its consolidated subsidiaries.

Forward-looking statements in this Management's Discussion and Analysis -- including statements regarding international markets; gross margins; research and development expenses; selling, general and administrative expenses; liquidity and cash needs; and the Company's plans and strategies -- are all based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements, including the factors set forth below under the heading "Factors That May Affect Future Results and the Market Price of the Company's Stock" (which are also discussed in the Company's Annual Report on Form 10-K for 1996). The Company cautions investors that its business is subject to significant risks and uncertainties.

Total Company net revenues during the first quarter of 1997 increased 12.7% to $116.0 million, from $102.9 million during the first quarter of 1996.


The following table sets forth revenues from sales by geographic region and the percentage change year-over-year for the first quarter:


                                                        Revenues
                                                    First Quarter of:
                                                      (IN MILLIONS)   Percentage
                                                     1997      1996     Change
                                                     ----      ----     ------
         United States net revenues                 $73.6     $65.0      13.2%

         Europe, Middle East & Africa                17.4     $14.8      17.6
         Asia Pacific                                14.5      11.7      23.9
         Americas                                    10.5      11.4      (7.9)
                                                     ----      ----     ------
            International net revenues               42.4      37.9      11.9
                                                     ----      ----     ------

         Total Company net revenues                $116.0    $102.9      12.7%
                                                    -----     -----      ----
                                                    -----     -----      ----

UNITED STATES OPERATIONS -- The increase in revenues from sales in the United States during the first quarter of 1997 was due primarily to increased sales in the petroleum/convenience-store and healthcare and government markets. Revenue growth in the petroleum/convenience-store market was due primarily to demand for Ruby SuperSystems sold to major oil companies and OEM resellers, and sold via distributors -- which resell products to petroleum/convenience-store dealers and jobbers. Revenue from the healthcare and government markets was due primarily to increased sales to various states for food stamp programs, fish and game licensing programs, and Medicaid patient eligibility verification programs. Revenues from the financial retail market and the multi-lane market declined in the first quarter of 1997, compared to the first quarter of 1996, due primarily to reduced demand in these markets.


INTERNATIONAL OPERATIONS -- The increase in revenues from sales outside the United States during the first quarter of 1997 was due to worldwide demand for electronic payments and the continued development of new country markets. In the first quarter of 1997, sales outside the United States represented 36.6% of net revenues, compared with 36.8% of net revenues in the same period of 1996.

Growth in international sales during the first quarter of 1997 occurred in the Europe, Middle East and Africa region and the Asia Pacific region. Growth in the Europe, Middle East and Africa region was due in significant part to sales in the United Kingdom, Netherlands and Spain. Growth in the Asia Pacific region was due in significant part to sales in the People's Republic of China, Australia/New Zealand and Thailand, which offset a decline in sales in Japan. Sales in the Americas region declined in the first quarter of 1997, compared to the first quarter of 1996, due primarily to lower demand in Mexico and Argentina.

The Company plans to continue to expand its global infrastructure with the aim of increasing market share in established country markets, as well as opening new country markets. Achievement of these plans is subject to various risks, including local economic conditions, as discussed below under "Factors That May Affect Future Results and the Market Price of the Company's Stock."

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


PRODUCT ANALYSIS -- The following table sets forth, by product type, net revenues and the percentage change year-over-year for the first quarter:

                                                      Net Revenues
                                                    First Quarter of:
                                                      (IN MILLIONS)   Percentage
                                                     1997      1996     Change
                                                    -----     -----     ------
Terminal products                                   $64.4     $56.6      13.8%
Peripheral products*                                 29.1      27.7       5.1
Chip card products                                    4.0       3.8       5.3
Software products**                                  10.8       4.8     125.0
Services                                              8.3       6.9      20.3
Other***                                             (0.6)      3.1    (119.4)
                                                    -----     -----     -----
                                                   $116.0    $102.9      12.7%
                                                    -----     -----     -----
                                                    -----     -----     -----

*        "Peripheral products" includes printers and pin pads.
** "Software products" includes revenue from professional services such as software customization.
***      "Other" includes certain accessories and other revenue.

The increase in net revenues in the first quarter of 1997, viewed by product type, generally reflected the overall growth in the Company's net revenues during the quarter. Growth in software revenues exceeded growth in other product revenues due primarily to the increase in revenues from terminal applications and licenses of Omnihost and Internet Commerce products.

Unit shipments of terminal products and chip card products increased 5.5% with 231,000 units shipped in the first quarter of 1997, compared with 219,000 units shipped in the first quarter of 1996.


GROSS MARGINS (net revenues less cost of revenues) -- Gross margins were 44.7% and 47.2% in the first quarter of 1997 and 1996, respectively. The decrease in gross margins was due in part to competitive pricing pressures in the Americas region. The decrease was also due to other factors, including general competitive pricing pressures and shifts in the Company's overall business and
product mix.   The Company currently expects its gross margins to continue to be affected by changes in business segment mix, product mix, competition and other factors, as discussed below under "Factors That May Affect Future Results and the Market Price of the Company's Stock."


R&D EXPENSES -- Research and development (R&D) expenses increased 14.0% in the first quarter of 1997 over the same period in 1996, and represented 12.4% of net revenues in the first quarter of 1997, compared with 12.2% of net revenues for the same period in 1996. The Company currently expects that, in the long term, R&D expenses will continue to increase in absolute dollars but may decline as a percentage of net revenues.

SG&A EXPENSES -- Selling, general and administrative (SG&A) expenses increased 0.1% in the first quarter of 1997 over the same period in 1996, and represented 23.4% of net revenues in the first quarter of 1997, compared with 26.4% of net revenues for the same period in 1996.

The Company currently expects to make additional investments in sales and marketing to further develop established international markets, to introduce products to new international markets, and to develop additional vertical markets and distribution channels on a global basis. (Achievement of these plans is subject to various risks, as discussed below under "Factors That May Affect Future Results and the Market Price of the Company's Stock.") The Company also expects that, in the long term, SG&A expenses will continue to increase in absolute dollars but may decline as a percentage of net revenues.


INTEREST INCOME (EXPENSE) AND OTHER, NET -- Net interest income (expense) and other, net for the first quarter of 1997 was ($0.2) million compared with net interest income of $0.6 million for the same period in 1996. The decease for the first quarter of 1997, compared to the first quarter of 1996, was due primarily to lower investment balances and higher debt balances as a result of the repurchase of shares.


TAX RATE -- The Company's combined federal, state and foreign effective income tax rate was 29.0% for both the first quarter of 1997 and 1996. The combined tax rate differs from the federal statutory rate primarily because the Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries, which the Company intends to permanently reinvest in those operations.


NET INCOME -- In the first quarter of 1997, net income increased 7.3% over the same period in 1996. Earnings per share increased 15.4% to $0.30 in the first quarter of 1997, compared with $0.26 in the first quarter of 1996.



LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short-term investments at March 31, 1997 increased to $60.8 million from $47.9 million at December 31, 1996. The Company experienced positive cash flow from operations of $2.1 million during the first quarter of 1997 as a result of net income and depreciation and amortization, partially offset by increases in inventory and accounts receivable. The Company used $12.0 million for investing in the first quarter of 1997, which included the purchase of fixed assets for operations and the construction of new facilities in Bangalore, India. Cash provided by financing activities was $23.3 million during the first quarter of 1997, primarily due to borrowings under notes payable, partially offset by the repurchase of shares of outstanding Common Stock.

In the first quarter of 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of outstanding Common Stock, which was completed during the quarter for an aggregate purchase price of $7.3 million. Currently, due to the contemplated pooling of interests (see Subsequent Events below), the Company does not anticipate repurchasing any additional shares.

At March 31, 1997, the Company's principal sources of liquidity included
$60.8 million in cash, cash equivalents, and short-term investments. The Company had $50.0 million under an unsecured bank line of credit, all of which was fully utilized, that expires in August 1997. In connection with the activities of VeriFone Finance, the Company has non-recourse notes payable to a financing company due in monthly installments, with interest rates ranging from 7.93% to 9.32%. These notes mature at various dates through June 1998 and are secured by all rights to certain leases, including a security interest in equipment under certain lease agreements and future minimum lease payments. At March 31, 1997, the Company had $0.9 million outstanding under these notes. The Company also has $17.0 million and $3.0 million unsecured lines of credit for foreign exchange transactions that expire in August 1997 and January 1998, respectively. At March 31, 1997, $11.1 million and $2.7 million were outstanding under the $17.0 million and $3.0 million lines of credit, respectively. In addition, at March 31, 1997, the Company had obligations under capital leases of $0.6 million.

With respect to the $50.0 and $17.0 million unsecured bank lines of credit mentioned above, during the first quarter of 1997, the Company was not in compliance with one of the loan covenants requiring that the Company maintain a specified current asset ratio. The banks have waived this non-compliance on both lines of credit and amended the loan agreements to reduce the specified current ratio in the future.

Inventories at March 31, 1997 increased to $62.3 million, compared with $59.5 million at December 31, 1996.

Net trade accounts receivable at March 31, 1997 increased to $138.0 million from $131.2 million at December 31, 1996. This increase was due, in part, to conditions in a number of markets resulting in longer payment terms. Days sales outstanding were 107 days at March 31, 1997, compared with 95 days at December 31, 1996.

The Company currently expects to have significant cash needs during 1997 in connection with various events, including the development of new products and possible acquisitions. However, the Company currently believes that the liquidity provided by its ongoing operations, existing cash, cash equivalents, and short-term investments, as well as the borrowing arrangements described above (including expected renewals of and substitutes for such arrangements), will be sufficient to meet its projected cash needs.

SUBSEQUENT EVENTS

On April 22, 1997, the Company entered into a definitive agreement to be acquired by Hewlett-Packard Company (HP). Under the terms of the agreement, each share of Company Common Stock will be exchanged for one share of HP common stock. In accordance with the same conversion ratio, each option to purchase shares of Company Common Stock will be assumed by HP. Based on the number of outstanding shares of Company Common Stock on April 21, 1997, it is anticipated that HP will issue approximately 23.3 million shares of HP Common Stock upon the closing of the transaction.

The transaction is intended to be a tax-free reorganization and is intended to be accounted for as a pooling of interests. Consummation of the transaction is subject to, among other things, approval of the stockholders of the Company. Upon completion of the transaction, the Company will become a wholly-owned subsidiary of HP.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS AND THE MARKET PRICE OF THE COMPANY'S STOCK

         The Company's operations are subject to various risks and uncertainties, many of which are beyond the Company's control. The following highlights some of these risks.

         RISKS RELATED TO THE HEWLETT-PACKARD TRANSACTION

         An noted above (see "Subsequent Events"), the Company has entered into an agreement to be acquired by Hewlett-Packard Company ("HP"). Closing of this transaction is subject to certain conditions, including approval of the Company's stockholders. The Company and its business may be adversely affected by the pendency of the HP transaction as the result of, among other circumstances (i) the delay or loss of customer orders from customers who may view the acquisition unfavorably, (ii) increased employee turnover, (iii) diversion of management time and focus from day-to-day activities, and (iv) the requirement that certain business actions of the Company receive HP consent, pursuant to the agreement with HP. In addition, failure of the transaction to close, whether due to the failure of either party to meet a closing condition or to the termination of the definitive agreement between HP and the Company, would have a material adverse effect on the Company, including on the price of the Company's Common Stock. Furthermore, pending the closing of the HP transaction, any decrease in the price of HP's Common Stock will likely have an adverse effect on the Company's stock price.

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

         The Company is developing a number of products for these new markets -- including a number of Internet commerce and consumer products. There is no assurance that these development efforts will be successful or that, if successfully developed, these products will achieve commercial success.

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

         ACQUISITIONS

         The Company may acquire or make substantial investments in other businesses in the future. Any such acquisition or investment would entail various risks, including: the difficulty of assimilating the operations and personnel of the acquired business; the potential disruption of the Company's ongoing business; and generally, the potential inability of the Company to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could have a material adverse effect on the Company and its future operating results. Future acquisitions and investments by the Company could also result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company and its future operating results.

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

         THIRD-PARTY DISTRIBUTORS

         The Company uses various channels to market and distribute its products, including direct sales to end-users and sales to end-users via third-party distributors. Third-party distributors are a substantial channel for distribution internationally and are increasingly becoming a substantial channel for distribution in the United States. Accordingly, the Company's ability to market and distribute its products depends in significant part on its relationship with third-party distributors, as well as the performance and financial condition of these distributors. In the event that the Company's relationship with its distributors deteriorates, or the performance or financial condition of the distributors becomes unsatisfactory, the Company and its future operating results could be adversely affected.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Exhibit 10.1 - Amended and Restated Incentive Stock Option Plan
              Exhibit 10.2 - Amended and Restated 1987 Supplemental Stock
                             Option Plan
              Exhibit 10.3 - Amended and Restated 1992 Non-Employee Stock
                             Option Plan
              Exhibit 10.4 - Amended and Restated Employee Stock Purchase Plan
              Exhibit 10.5 - 1997 Restricted Phantom Stock Plan
              Exhibit 11.1 - Statement of Computation of Earnings per Share

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



Date:  May 9 , 1997